Form 10-Q
period 2021-03-31
Anzu Special Acquisition Corp I
filed 2021-05-17
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-40133

Anzu Special Acquisition Corp I
(Exact Name of Registrant as Specified in its Charter)

Delaware	86-1369123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12610 Race Track Road, Suite 250 Tampa, Florida	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 742-5870

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name Of Each Exchange On Which Registered
Units, each consisting of one share of Class A Common Stock and one-third of one redeemable Warrant	ANZUU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	ANZU	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	ANZUW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 17, 2021, the registrant had 42,500,000 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current Assets:
Cash	$2,154,451	$25,000
Prepaid expenses	1,150,976	—
Deferred offering costs	—	94,992
Total current assets	3,305,427	119,992
Cash and marketable securities held in Trust Account	420,007,841	—
Total Assets	$423,313,268	$119,992

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$82,625	$95,693
Due to related party	13,803	—
Total current liabilities	96,428	95,693
Warrant Liability	26,772,000	—
Deferred underwriters' discount	14,700,000	—
Total liabilities	41,568,428	95,693

Commitments

Class A Common Stock subject to possible redemption, 37,674,483 shares at redemption value	376,744,830	—

Stockholders' Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 42,000,000 issued and outstanding at March 31, 2021 (excluding 37,674,483 shares subject to possible redemption) and none issued and outstanding as of December 31, 2020	3,823	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 12,075,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively(1)	1,208	1,208
Additional paid-in capital	6,466,116	23,792
Accumulated deficit	(1,471,137)	(701)
Total stockholders’ equity (deficit)	5,000,010	24,299
Total Liabilities and Stockholders’ Equity (Deficit)	$423,313,268	$119,992
(1)	Includes up to 1,575,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statement of Operations

For the three months ended March 31, 2021

(Unaudited)

Formation and operating costs	$966,277
Loss from operations	(966,277)

Other income/(expense)
Interest income	7,841
Unrealized loss on net change in fair value of warrants	(512,000)
Total other income/(expense)	(504,159)

Net loss	$(1,470,436)

Basic and diluted weighted average shares outstanding, Class A common stock	42,000,000
Basic and diluted net loss per common share	$—

Basic and diluted weighted average shares outstanding, Class B common stock(1)	10,500,000
Basic and diluted net loss per common share	$(0.14)
(1)	Excludes 1,575,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2021

(Unaudited)

	Class A		Class B		Additional
	Common Stock		Common Stock(1)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(701)	$24,299

Sale of 42,000,000 Units on March 4, 2021 through public offering	42,000,000	4,200	—	—	406,135,800	—	406,140,000

Underwriters’ discount	—	—	—	—	(8,400,000)	—	(8,400,000)

Deferred underwriter Discount	—	—	—	—	(14,700,000)	—	(14,700,000)

Other offering expenses	—	—	—	—	(631,835)	—	(631,835)

Reclassification of issuance costs related to warrants	—	—	—	—	782,812	—	782,812

Maximum number of redeemable shares	(37,674,483)	(377)	—	—	(376,744,453)	—	(376,744,830)

Net loss	—	—	—	—	—	(1,470,436)	(1,470,436)

Balance as of March 31, 2021	4,325,517	$3,823	12,075,000	$1,208	$6,466,116	$(1,471,137)	$5,000,010
(1)	Includes up to 1,575,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4). On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Cash Flows

For the period from December 31, 2020 (Inception) to March 31, 2021

(Unaudited)

Cash flows from operating activities:
Net loss	$(1,470,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash held in Trust Account	(7,841)
Prepaid assets	(1,150,976)
Unrealized Gain(Loss) on change in fair value of warrant liability	512,000
Deferred offering costs	867,544
Due to related party	13,803
Accounts payable and accrued expenses	(13,069)
Net cash used in operating activities	(1,248,975)
Cash flows from investing activities:
Net cash used in investing activities	(420,000,000)

Cash flows from financing activities:
Proceeds received from Initial Public Offering of Units, net of underwriting commissions	411,600,000
Payment of offering costs	(621,574)
Proceeds received from issuance of Private Placement Warrants	12,400,000
Net cash provided by financing activities	423,378,426

Net change in cash	(2,129,451)
Cash, beginning of the period	25,000
Cash, end of period	$2,154,451
Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Class A common stock subject to possible redemption	376,744,830
Initial warrant liability	26,260,000
Deferred underwriters' discount payable charged to additional paid in capital	14,700,000

See accompanying notes to interim condensed financial statements.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Note 1 - Organization and Business Operations

Organization and General

Anzu Special Acquisition Corp I (the “Company”) is a blank check company incorporated as a Delaware corporation on December 28, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

While the Company may pursue a business combination target in any industry, the Company currently intends to concentrate its efforts in identifying high-quality businesses with transformative technologies for industrial applications. Since completing the Company’s initial public offering (the “IPO”), the Company has reviewed, and continues to review, a number of opportunities to enter into a Business Combination with an operating business, but the Company is not able to determine at this time whether it will complete a Business Combination with any of the target businesses that the Company has reviewed or with any other target business. The Company intends to effectuate a Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants (as defined below), the Company’s capital stock, debt, or a combination of cash, stock and debt.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 28, 2020 (inception) through March 31, 2021 relates to organizational activities and those necessary to prepare for and complete the IPO and, subsequent to the IPO, identifying and evaluating prospective acquisition candidates for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

The Company’s sponsor is Anzu SPAC GP I LLC, a Delaware limited liability company (the “Sponsor”).

Financing

On March 4, 2021, the Company consummated the IPO of 42,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “public shares”) and, on April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $425,000,000 (see Note 3 and Note 7).

Simultaneously with the closing of the IPO, the Company completed the private sale (the “Private Placement”) of 12,400,000 warrants (the “Private Placement Warrants”) to the Sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters' over-allotment option , the Company issued an additional 100,000 Private Placement Warrants to the Sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $12,500,000.

Transaction costs of the IPO prior to the underwriters’ partial exercise of their over-allotment option amounted to $23,731,835 consisting of $8,400,000 of underwriting commissions, $14,700,000 of deferred underwriters’ commissions and $631,835 of other cash offering costs. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021 amounted to $275,000 consisting of $100,000 of underwriting commissions and $175,000 of deferred underwriters’ commissions.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Trust Account

Following the closing of the IPO on March 4, 2021, $420,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”). Following the closing of the underwriters’ over-allotment option on April 14, 2021, an additional $5,000,000 ($10.00 per Unit) from the net proceeds of the sale of the additional Units and Private Placement Warrants was placed in the Trust Account. The funds in the Trust Account are invested in a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of: (1) the Company’s completion of a Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed a Business Combination by March 4, 2023, subject to applicable law. Based on current interest rates, the Company expects that interest earned on the Trust Account will be sufficient to pay taxes.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds from the IPO, although substantially all of the net proceeds from the IPO are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” means one or more target businesses that together have an aggregate fair market value equal to at least 80% of the value of the assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of the signing of a definitive agreement in connection with a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares of common stock were recorded at their redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.”

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The decision as to whether the Company will seek stockholder approval of a Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, in its sole discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by law or stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the shares of common stock voted are voted in favor of a Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination.

The Company has until March 4, 2023 (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by the Company’s stockholders (an “Extension Period”)) to complete its initial Business Combination. If the Company does not complete a Business Combination by March 4, 2023 or during any Extension Period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by March 4, 2023 or during any Extension Period. The initial stockholders (the Sponsor and the three directors that hold Founder Shares (as defined in Note 5)) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. However, if the initial stockholders acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete its initial Business Combination within the allotted 24-month time frame.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.00 per public share initially held in the Trust Account.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (other than its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claims of any kind in or to any monies held in the Trust Account.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Correction of Previously Issued Financial Statement

On April 12, 2021, the staff (the “SEC Staff”) of the U.S. Securities and Exchange Commission (the “SEC”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of its Public Warrants and Private Placement Warrants (together, the “warrants”), and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. The Company previously accounted for the warrants as components of equity.

As a result, the Company corrected certain line items related to the Company’s previously audited balance sheet as of March 4, 2021 included in the Company’s Form 8-K, which was filed with the SEC on March 10, 2021, related to misstatements identified in improperly applying accounting guidance for the warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of March 4, 2021 were impacted: an increase of $26,260,000 in warrant liabilities; a decrease of $26,260,000 in the amount of Class A common stock subject to redemption; an increase of $795,314 in additional paid-in capital; and an increase of $795,314 in accumulated deficit.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statement, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company had $2,154,451 and $25,000, respectively, in cash held outside of the Trust Account and $420,007,841 and $0, respectively, in cash equivalents held in the Trust Account.

Cash Held in Trust Account

At March 31, 2021 and December 31, 2020, the Company had $420,007,841 and $0, respectively, in cash held in the Trust Account.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for shares of its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of the Company’s Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of the Company’s Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, shares of the Company’s Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of March 31, 2021, offering costs in the aggregate of $23,731,835 (consisting of $8,400,000 of underwriting commissions, $14,700,000 of deferred underwriters’ commission and $631,835 other cash offering costs) had been incurred. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021 amounted to $275,000 consisting of $100,000 of underwriting commissions and $175,000 of deferred underwriters’ commissions.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of March 31, 2021, cash offering costs in the aggregate of $782,812 have been charged to the Company’s unaudited condensed statement of operations (consisting of $762,300 of underwriting discounts and $20,512 of other cash offering costs). Offering costs associated with the Class A common stock have been charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The Company’s warrant liability is based on a valuation model utilizing management’s judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as Level 3.

The following table presents information about the Company’s assets that are measured on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

		Significant	Significant
	Quoted Prices	Other	Other
	in Active	Observable	Unobservable
	Markets	Inputs	Inputs
March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$420,007,841	$—	$—
Fair Value at March 31, 2021	$420,007,841	$—	$—
Liabilities:
Public Warrant liability	$—	$—	$14,000,000
Private Warrant liability	$—	$—	$12,772,000
	$—	$—	$26,772,000

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2021 and March 4, 2021:

	March 31, 2021	March 4, 2021
Exercise price	$11.50	$11.50
Share price	$9.65	$9.67
Volatility	15.7%	15.7%
Expected life of the options to convert	6.42	6.51
Risk-free rate	1.26%	1.02%
Dividend yield	0.00%	0.00%

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its 26,666,666 warrants issued in connection with its IPO (14,166,666 Public Warrants) and Private Placement (12,500,000 Private Placement Warrants) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment option and (iii) the Private Placement since the exercise of such warrants is contingent upon the occurrence of future events and the inclusion of the shares underlying such warrants would be anti-dilutive. As of March 31, 2021, the warrants were exercisable to purchase 26,400,000 shares of Class A common stock in the aggregate. After giving effect to the issuance of additional Units and Private Placement Warrants in connection with the underwriters’ partial exercise of their over-allotment option on April 14, 2021, the warrants were exercisable to purchase 26,666,666 shares of Class A common stock in the aggregate.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The Company’s unaudited condensed statement of operations include a presentation of loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of loss per common share. Net income per common share, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable shares of Class A common stock outstanding since original issuance. Net loss per common share, basic and diluted, for non-redeemable Class A and Class B common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable Class A common stock, by the weighted average number of non-redeemable shares of Class A and Class B common stock outstanding for the period. Non-redeemable shares of Class B common stock include the Founder Shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.

For the three
months ended
March 31,
2021
Common stock subject to possible redemption
Numerator: Net income allocable to Class A common shares subject to possible redemption
Amortized Interest income on marketable securities held in trust	$7,841
Less: interest available to be withdrawn for payment of taxes	—
Net income allocable to Class A common shares subject to possible redemption	$7,841
Denominator: Weighted Average Redeemable Class A common shares
Redeemable Class A Common Shares, Basic and Diluted	42,000,000
Basic and Diluted net income per share, Redeemable Class A Common Shares	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(1,478,277)
Redeemable Net Earnings	—
Non-Redeemable Net Loss	$(1,478,277)
Denominator: Weighted Average Non-Redeemable Common Shares
Basic and diluted weighted average shares outstanding, common stock	10,500,000
Basic and diluted net loss per share, common stock	$(0.14)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The deferred income tax assets and liabilities are considered de minimis as of March 31, 2021.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2021.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

Note 3 - Initial Public Offering

On March 4, 2021, the Company consummated the IPO of 42,000,000 Units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

The underwriters had a 45-day option to purchase up to an additional 6,300,000 Units to cover over-allotments. As of March 31, 2021, no Units of the over-allotment had been purchased. On April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option.

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the IPO. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by March 4, 2023 or during any Extension Period and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution form the Company’s assets held outside the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of shares of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration or a valid exemption from registration is available. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of shares of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant).

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A common stock;
●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted); and
●	if the Reference Value is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants.

If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The warrant agreement contains an alternative issuance provision that if less than 70% of the consideration receivable by the holders of shares of the Company’s Class A common stock in the Business Combination is payable in the form of common stock in the successor entity that is listed for trading on a national securities exchange or is quoted in an established over-the-counter market, or is to be so listed for trading or quoted immediately following such event, and if the registered holder of the warrant properly exercises the warrant within 30 days following the public disclosure of the consummation of such Business Combination, the warrant exercise price will be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant exercise price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of shares of the Company’s Class A common stock consists exclusively of cash, the amount of such cash per share of Class A common stock, and (ii) in all other cases, the volume weighted average price of the Company’s Class A common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Note 4 - Private Placement

Simultaneously with the closing of the IPO on March 4, 2021, the Company completed the private sale of an aggregate of 12,400,000 Private Placement Warrants to the Sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option, the Company issued an additional 100,000 Private Placement Warrants to the Sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $12,500,000. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. If the Company does not complete a Business Combination by March 4, 2023 or during any Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Note 5 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,062,500 Founders Shares issued and outstanding as of April 14, 2021 are not subject to forfeiture.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares or Class A common stock received upon conversion thereof until the earlier of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. The Company had no borrowings under the promissory note at December 31, 2020 and March 31, 2021.

Due to Related Party

As of March 31, 2021, the amount due to related party was $13,803, which was comprised of offering expenses. The amount due is due on demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020 and March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of March 31, 2021, the Company accrued $40,521 of administrative service fees.

Note 6 - Warrant Liability

The Company has outstanding an aggregate of 26,666,666 warrants to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 3 and 4).

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $26,260,000 of warrant liabilities upon issuance as of March 4, 2021. For the three months ended March 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $512,000 on the statement of operations, resulting in warrant liabilities of $26,772,000 as of March 31, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	512,000
Warrant liabilities at March 31, 2021	$26,772,000

The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Note  7 - Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 6,300,000 Units to cover over-allotments, if any. As of March 31, 2021, no Units of the over-allotment had been purchased. On April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

On March 4, 2021 and April 14, 2021, the underwriters were paid a fixed underwriting discount of $8,400,000 and $100,000, respectively. In addition, the underwriter is entitled to a deferred discount of $0.35 per Unit, or $14,875,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 8 - Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At December 30, 2020 and March 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding. As of March 31, 2021, there were 4,325,517 shares of Class A common stock issued and outstanding, excluding 37,674,483 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At December 31, 2020, there were 7,187,500 shares of Class B common stock issued, of which an aggregate of up to 937,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On February 19, 2021, the Company effected a stock dividend of 2,875,000 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 shares of Class B common stock. On March 1, 2021, the Company effected a stock dividend of 2,012,500 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of up to 12,075,000 shares of Class B common stock, of which an aggregate of up to 1,575,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

Only holders of the Class B common stock will have the right to vote on the election of directors prior to a Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A common stock will be adjusted (subject to waiver by holders of a majority of the Class B common stock) so that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the common stock issued and outstanding upon completion of the IPO plus the number of shares of Class A common stock and equity- linked securities issued or deemed issued in connection with a Business Combination, excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Note 9 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 17, 2021, the date that the unaudited condensed financial statements were issued. Based on this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 14, 2021, the Company issued an additional 500,000 Units at a price of $10.00 per unit in connection with the underwriters’ partial exercise of their over-allotment option. Simultaneously with the closing of the underwriters’ over-allotment option, the Company issued an additional 100,000 Private Placement Warrants to the Sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $5,000,000 net of the underwriter’s discount. As a result, On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021 amounted to $275,000 consisting of $100,000 of underwriting commissions and $175,000 of deferred underwriters’ commissions.

On April 21, 2020, the public shares and Public Warrants underlying the Units sold in the IPO began trading separately.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this quarterly report on Form 10-Q (the “Quarterly Report”) to “we,” “our,” “us,” and “Company” refer to Anzu Special Acquisition Corp I. References to our “management” or our “management team” refer to our officers and directors, and references to our “Sponsor” refer to Anzu SPAC GP I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (our “IPO”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2021. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on December 28, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as a Business Combination. We completed our IPO on March 4, 2021, which is described below under “Liquidity and Capital Resources.”

While we may pursue a business combination target in any industry, we currently intend to concentrate our efforts in identifying high-quality businesses with transformative technologies for industrial applications. Within this focus, we will seek to pursue opportunities with market-leading companies, including from corporate spinouts, closely-held companies, and institutionally-backed businesses. We believe we will be able to provide significant value due to our ability to drive growth, global scaling and profitability in companies, along with our flexibility in understanding and addressing complex business situations and structures.

Since completing our IPO, we have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate a Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants (as defined below), our capital stock, debt, or a combination of cash, stock and debt.

Results of Operations

For the three months ended March 31, 2021, we had a net loss of $(1,470,436). Our business activities during the quarter consisted primarily of organizational activities and those necessary to prepare for and complete our IPO and, subsequent to our IPO, identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 4, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and other expenses in connection with searching for a target and completing a Business Combination.

Liquidity and Capital Resources

As of March 31, 2021, we had $2,154,451 in our operating bank account, and working capital of $3,208,999.

Our liquidity needs up to the completion of our IPO on March 4, 2021 had been satisfied through a payment from our Sponsor of $25,000 for 7,187,500 shares (the “Founder Shares”) of our Class B common stock and an aggregate of $212,487 in advances from a related party.

On March 4, 2021, we consummated our IPO of 42,000,000 units (the “Units”) and, on April 14, 2021, we issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds of $425,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 12,400,000 warrants (the “Private Placement Warrants”) to our Sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option, we issued an additional 100,000 Private Placement Warrants to our Sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $12,500,000.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $631,835 of other cash offering costs. In addition, as of March 31, 2021, $2,154,451 of cash was held outside of the Trust Account and is available for working capital purposes.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may make permitted withdrawals from the Trust Account to pay our taxes, including franchise taxes and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. As of March 31, 2021, there were no amounts outstanding under any such working capital loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our Sponsor a monthly fee of $40,251 for office space, administrative and support services, provided to the Company. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred discount of $0.35 per unit, or $14,875,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021 were not effective solely due to the existence of the material weakness in our internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the Public Warrants and Private Placement Warrants (together, the “warrants”), and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. As a result of this reevaluation, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our final prospectus for our IPO filed with the SEC on March 3, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on March 3, 2021.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have an adverse effect on the market price of our Class A common stock or make it more difficult for us to consummate an initial business combination.

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. In light of the SEC Staff Statement, the Company’s management reevaluated the terms of the warrants issued in connection with our IPO and determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in earnings each reporting period. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A common stock and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our IPO. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness, the change in accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On December 30, 2020, our Sponsor purchased 7,187,500 Founder Shares for an aggregate offering price of $25,000 at an average purchase price of approximately $0.004 per share. In February 2021, our Sponsor transferred an aggregate of 75,000 Founder Shares to our independent directors. On February 19, 2021 and March 1, 2021, we effected stock dividends of 2,875,000 Founder Shares and 2,012,500 Founder Shares, respectively, to our Sponsor, resulting in our initial stockholders holding an aggregate of 12,075,000 Founder Shares. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option, so that the Founder Shares held by our initial stockholders would represent 20.0% of the outstanding shares of our common stock following completion of our IPO.

On March 4, 2021, simultaneously with the closing of our IPO, we issued 12,400,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of approximately $12,400,000. On April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option, we issued an additional 100,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross process of $100,000. The private placement warrants are identical to the warrants sold as part of the Units in our IPO, except that so long as they are held by our Sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per share of Class A common stock equals or exceeds $10.00 (as adjusted)); (2) they (including the shares of Class A common stock issuable upon exercise of Private Placement Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of the Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) are entitled to registration rights.

The sales of the Founder Shares and Private Placement Warrants by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

On March 4, 2021, we consummated our IPO of 42,000,000 Units. We also granted the underwriters a 45-day over-allotment option to purchase 6,300,000 additional Units at the initial public offering price. On April 14, 2021, we issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of our Class A common stock and one-third of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of our Class A common stock at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $425,000,000. BofA Securities, Inc. and Barclays Capital Inc. acted as the joint book-running managers for our IPO. The securities sold in our IPO were registered under the Securities Act on registration statements on Form S-1 (File Nos. 333-252861 and 333-253755). The registration statements became effective on March 1, 2021.

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $631,835 of other cash offering costs. In addition, as of March 31, 2021, $2,154,451 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the net proceeds from our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1, filed on February 8, 2021)

4.1	Specimen Unit Certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on February 8, 2021)

4.2	Specimen Class A Common Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1, filed on February 8, 2021)

4.3	Specimen Warrant Certificate (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

4.4

Warrant Agreement, dated March 1, 2021, between the Company and American Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

10.1

Letter Agreement, dated March 1, 2021, among the Company, the Sponsor and the Company’s officers and directors (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

10.2

Investment Management Trust Agreement, dated March 1, 2021, between the Company and American Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

10.3

Registration Rights Agreement, dated March 1, 2021, among the Company, the Sponsor and certain other security holders named therein (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

10.4

Administrative Services Agreement, dated March 1, 2021, between the Company and Anzu Partners, LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

10.5

Sponsor Warrant Purchase Agreement, dated March 1, 2021, between the Company and the Sponsor (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

10.6

Form of Indemnity Agreement between the Company and each of its officers and directors (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anzu Special Acquisition Corp I

Date:	May 17, 2021	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	May 17, 2021	By:	/s/ John W. Joy
John W. Joy
Chief Financial Officer
(principal financial and accounting officer)