Form 10-Q
period 2021-06-30
Anzu Special Acquisition Corp I
filed 2021-08-18
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number - 001-40133

Anzu Special Acquisition Corp I
(Exact name of registrant as specified in its charter)

Delaware	86-1369123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12610 Race Track Road, Suite 250 Tampa, Florida	33626
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 742-5870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	ANZUU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ANZU	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ANZUW	The Nasdaq Stock Market LLC

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

As of August 17, 2021, the registrant had 42,500,000 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalent	$1,739,367	$25,000
Prepaid expenses	1,066,626	—
Total current assets	2,805,993	25,000
Deferred offering costs associated with proposed public offering	—	94,992
Cash held in trust account	425,023,217	—
Total assets	$427,829,210	$119,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	56,872	95,693
Accrued expenses	428,185	—
Due to related party	185,580	—
Total current liabilities	670,637	95,693
Deferred underwriting fees payable	14,875,000	—
Derivative warrant liability	25,614,756	—
Total liabilities	41,160,393	95,693

Commitments and Contingencies

Common stock, $0.0001 par value; 400,000,000 shares authorized; 38,166,881 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	381,668,810	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 4,333,119 and 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively (Excluding 38,166,881 shares subject to possible redemption)	434	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 and 12,075,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020 respectively	1,063	1,208
Additional paid-in capital	6,098,503	23,792
Accumulated deficit	(1,099,993)	(701)
Total stockholders’ equity	5,000,007	24,299
Total Liabilities and Stockholders’ Equity	$427,829,210	$119,992

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statement of Operations

For the three and six months ended June 30, 2021

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021

Formation and operating costs	$1,071,142	$1,254,607
Loss from operations	(1,071,142)	(1,254,607)
Interest earned on proceeds held in Trust Account	15,376	23,217
Change in fair value of derivative warrant liabilities	1,426,910	914,910
Allocation of transaction costs to derivative warrant liabilities	—	(782,812)
Net Income (Loss)	$371,144	$(1,099,292)

Weighted average shares outstanding of Class A redeemable common stock	42,428,571	42,327,731
Basic and diluted net loss per common stock, Class A	$0.00	$0.00
Basic weighted average shares outstanding of Class B common stock	10,607,143	10,553,472
Basic net loss per common stock, Class B	$0.03	$(0.10)
Diluted weighted average shares outstanding of Class B non-redeemable common stock	10,625,000	10,553,472
Diluted net loss per common stock, Class B	$0.03	$(0.10)

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statement of Changes in Stockholders’ Equity

	Common Stock
	Class A		Class B
					Additional		Total
					Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(701)	$24,299
Sale of Units in Initial Public Offering, less fair value of Public Warrants	42,000,000	4,200	—	—	406,135,800	—	406,140,000
Offering costs	—	—	—	—	(22,949,023)	—	(22,949,023)
Class A Common stock subject to possible redemption	(37,674,483)	(3,767)	—	—	(376,741,063)	—	(376,744,830)
Net loss	—	—	—	—	—	(1,470,436)	(1,470,436)
Balance as of March 31, 2021 (unaudited)	4,325,517	$433	12,075,000	$1,208	$6,469,506	$(1,471,137)	$5,000,010

Sale of Units in Initial Public Offering, less fair value of Public Warrants	500,000	50	—	—	4,833,283	—	4,833,333

Offering costs	—	—	—	—	(280,500)	—	(280,500)

Forfeiture of Founder Shares	—	—	(1,450,000)	(145)	145	—	—

Change in value of Class A common stock subject to possible redemption	(492,398)	(49)	—	—	(4,923,931)	—	(4,923,980)

Net income	—	—	—	—	—	371,144	371,144
Balance as of June 30, 2021 (unaudited)	4,333,119	$434	10,625,000	$1,063	$6,098,503	$(1,099,993)	$5,000,007

See accompanying notes to unaudited condensed financial statements.

ANZU SPECIAL ACQUISITION CORP I

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended
June 30,
2021

Cash Flows from Operating Activities:
Net loss	$(1,099,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid assets	198,241
Change in fair value of derivative warrant liabilities	(914,910)
Interest earned on proceeds held in Trust Account	(23,217)
Offering cost allocated to derivative warrant liabilities	782,812
Formation and operating expenses funded by Sponsor	185,579
Changes in operating assets and liabilities:
Prepaid expenses	(1,115,777)
Other assets	(149,090)
Accounts payable	53,170
Accrued expenses	428,185
Net cash used in operating activities	(1,654,299)
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(425,000,000)
Net cash used in investing activities	(425,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, gross	425,000,000
Proceeds from sale of Private Placement Warrants	12,500,000
Offering costs paid	(9,131,334)
Net cash provided by financing activities	428,368,666

Net increase in cash	1,714,367
Cash - beginning of period	25,000
Cash - end of period	1,739,367

Supplemental disclosure of noncash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$376,744,830
Change in value of Class A common stock subject to possible redemption	$4,923,980
Initial classification of derivative warrant liability	$26,260,000
Change in fair value of derivative warrant liabilities	$(645,244)
Deferred offering costs included in accounts payable	$(91,991)
Deferred offering cost associated with proposed public offering	$94,992
Deferred underwriting fees payable	$14,875,000

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 28, 2020 (inception) through June 30, 2021 relates to organizational activities and those necessary to identifying and evaluating prospective acquisition candidates for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Simultaneously with the closing of the IPO, the Company completed the private sale (the “Private Placement”) of 12,400,000 warrants (the “Private Placement Warrants”) to the Sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option , the Company issued an additional 100,000 Private Placement Warrants to the Sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $12,500,000.

Transaction costs of the IPO prior to the underwriters’ partial exercise of their over-allotment option amounted to $23,731,835 consisting of $8,400,000 of underwriting commissions, $14,700,000 of deferred underwriters’ commissions and $631,835 of other offering costs. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021 amounted to $280,500 consisting of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares of common stock were recorded at their redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The Company has until March 4, 2023 (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by the Company’s stockholders (an “Extension Period”)) to complete its initial Business Combination. If the Company does not complete a Business Combination by March 4, 2023 or during any Extension Period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if it fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. The initial stockholders (the Sponsor and the three directors that hold Founder Shares (as defined in Note 5)) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. However, if the initial stockholders acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete its initial Business Combination within the allotted 24-month time frame.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2021.

Cash Held in Trust Account

The Company's portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for shares of its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of the Company’s Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of the Company’s Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and are subject to the occurrence of uncertain future events. Accordingly, shares of the Company’s Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of June 30, 2021, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) had been incurred. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021 amounted to $280,500 consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of June 30, 2021, offering costs in the aggregate of $782,812 have been charged to the Company’s unaudited condensed statement of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to stockholders’ equity.

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement. The Company’s public warrant liability is based on quoted prices in active markets as of the measurement date and is classified as Level 1.

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

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at the date of issuance. As of June 30, 2021, the Company's public warrants were measured based on quoted prices in active markets, and the private placement warrants were measured based on unobservable inputs in which little or no market data exists.

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

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Gain on marketable securities (net), dividends and interest, held in Trust Account	$15,376	$23,217
Less: Income and Franchise Tax	(15,376)	(23,217)
Net Earnings allocable to Redeemable Class A Common Stock	$—	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A	42,428,571	42,327,731
Basic and diluted net earnings per share, Redeemable Class A	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net income	$371,144	$(1,099,292)
Less: Net Earnings allocable to Redeemable Class A Common Stock	—	—
Net Income attributable to Non-Redeemable Class A and Class B Common Stock	$371,144	$(1,099,292)

Denominator: Weighted Average Non-Redeemable Class B Common Stock
Basic weighted average shares outstanding of Class B non-redeemable common stock	10,607,143	10,553,472
Basic net earnings per share, Non-Redeemable Class B	$0.03	$(0.10)

Denominator: Weighted Average Non-Redeemable Class B Common Stock
Diluted weighted average shares outstanding of Class B non-redeemable common stock	10,625,000	10,553,472
Diluted net earnings per share, Non-Redeemable Class B	$0.03	$(0.10)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The deferred income tax assets and liabilities are considered de minimis as of June 30, 2021 and December 31, 2020.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2021.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company has not adopted this standard in the current period and is in the process of evaluating its impact.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

In addition, if the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of the Company’s initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the completion of the Company’s initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of shares of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00” and “Redemption of warrants when the price per share of the Company's Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $18.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Redemption of warrants when the price per share of the Company’s Class A common stock equals or exceeds $10.00. Once the Public Warrants become exercisable, the Company may redeem the Public Warrants:

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

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Note 5 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of June 30, 2021 are not subject to forfeiture.

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. The Company had no borrowings under the promissory note at December 31, 2020 and June 30, 2021. The facility is no longer available.

Due to Related Party

Related party payables mainly consist of amounts owed to an affiliate of the Company’s sponsor mainly for general administrative services provided to the Company. As of June 30, 2021, the amount due to related party was $185,580 and is due on demand.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020 and June 30, 2021 the Company had no borrowings under the Working Capital Loans.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. There was no accrual for administrative service fees as of June 30, 2021 or December 31, 2020. The Company has incurred costs of $91,499 and $162,083 for the three and six months ended June 30, 2021, respectively.

Note 6 - Warrant Liability

The Company has outstanding an aggregate of 26,666,666 warrants and 0 warrants as of June 30, 2021 and December 31, 2020, respectively, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 3 and 4).

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $26,260,000 of warrant liabilities upon issuance as of March 4, 2021. For the three and six months ended June 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of ($1,426,910) and $914,910, respectively, on the statement of operations, resulting in warrant liabilities of $25,614,756 as of June 30, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	512,000
Warrant liabilities at March 31, 2021	$26,772,000
Warrants Issued on April 12, 2021	$269,667
Change in fair value of warrant liabilities	(1,426,910)
Warrant liabilities at June 30, 2021	$25,614,756

The estimated fair value of the public warrant liability is based on quoted prices in active markets as of the measurement date. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Note  7 - Commitments and Contingencies

Registration and Shareholder Rights

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

Note 8 - Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At December 31, 2020 and June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding. As of June 30, 2021, there were 4,333,119 shares of Class A common stock issued and outstanding, excluding 38,166,881 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At December 31, 2020 and June 30, 2021, there were 12,075,000 and 10,625,000 shares respectively of Class B common stock issued, of which an aggregate of up to 1,575,000 shares were subject to forfeiture as of December 31, 2020 to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On February 19, 2021, the Company effected a stock dividend of 2,875,000 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 shares of Class B common stock. On March 1, 2021, the Company effected a stock dividend of 2,012,500 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of up to 12,075,000 shares of Class B common stock, of which an aggregate of up to 1,575,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Only holders of the Class B common stock have the right to vote on the election of directors prior to a Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

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

The Company's private warrant liability is based on a valuation model utilizing management’s judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the private warrant liability is classified as Level 3.

Note 9 – Fair Value Measurements

The following table presents information about the Company’s assets that are measured on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets	Observable	Unobservable
June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,023,217	$—	$—
Fair Value at June 30, 2021	$425,023,217	$—	$—
Liabilities:
Public Warrant liability	$13,561,641	—	$—
Private Warrant liability	—		$12,053,115
Fair Value at June 30, 2021	$13,561,641	—	$12,053,115

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2021:

June 30, 2021
Exercise price	$11.50
Share price	$9.73
Volatility	14.3%
Expected life of the options to convert	6.18
Risk-free rate	1.06%
Dividend yield	0.00%

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The following table provides the rollforward for the Level 3 investments as of June 30, 2021:

Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	512,000
Warrant liabilities at March 31, 2021	$26,772,000
Transfers from Level 3 to Level 1 investments	(14,000,000)
Warrants Issued on April 12, 2021	$103,000
Change in fair value of warrant liabilities	(821,885)
Warrant liabilities at June 30, 2021	$12,053,115

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through August 17, 2021, the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its initial public offering (our “IPO”), which was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2021, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

For the three and six months ended June 30, 2021, we had a net income (loss) of $371,144 and $(1,099,292), respectively. Our business activities during the three and six months ended June 30, 2021 consisted primarily of organizational activities and those necessary to prepare for and complete our IPO and, subsequent to our IPO, identifying and evaluating prospective acquisition candidates for a Business Combination. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business by March 4, 2023. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination.

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

Liquidity and Capital Resources

As of June 30, 2021, we had $1,739,367 in our operating bank account, and working capital of $2,135,356.

Our liquidity needs up to the completion of our IPO on March 4, 2021 had been satisfied through a payment from our Sponsor of $25,000 for 7,187,500 shares (the “Founder Shares”) of our Class B common stock and an aggregate of $212,487 in advances from a related party. These advances were repaid and no longer available.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,012,335 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $637,335 of other offering costs. In addition, as of June 30, 2021, $1,739,367 of cash was held outside of the Trust Account and is available for working capital purposes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. As of June 30, 2021, there were no amounts outstanding under any such working capital loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company has not adopted this standard in the current period and is in the process of evaluating its impact.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021 were not effective solely due to the existence of the material weakness in our internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on March 3, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

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

The sales of the Private Placement Warrants by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $631,835 of other offering costs. In addition, as of June 30, 2021, $1,739,366 of cash was held outside of the Trust Account and is available for working capital purposes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statement of Operations; (iii) Condensed Statement of Changes in Stockholders’ Equity; (iv) Condensed Statement of Cash Flows; and (v) Notes to Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anzu Special Acquisition Corp I

Date:	August 17, 2021	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	August 17, 2021	By:	/s/ John W. Joy
John W. Joy
Chief Financial Officer
(principal financial and accounting officer)