Form 10-Q
period 2021-09-30
Anzu Special Acquisition Corp I
filed 2021-11-12
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the registrant had 42,500,000 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS:	(unaudited)
Current Assets:
Cash and cash equivalent	$1,032,015	$25,000
Prepaid Expenses	889,972	—
Total Current Assets	1,921,986	25,000
Investments held in Trust Account	425,028,686	—
Deferred offering costs associated with proposed public offering	—	94,992
Total assets	$426,950,673	$119,992

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$800,127	$95,693
Accrued Expenses	1,972,961	—
Total current liabilities	2,773,088	95,693
Deferred underwriting fee payable	14,875,000	—
Derivative warrant liability	17,066,666	—
Total liabilities	34,714,754	95,693

Commitments and Contingencies

Class A common stock, $0.0001 par value; 42,500,000 and 0 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	425,000,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 issued and outstanding (excluding 42,500,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 and 12,075,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,063	1,208
Additional paid-in capital	—	23,792
Retained earnings (accumulated deficit)	(32,765,144)	(701)
Total stockholders’ equity	(32,764,081)	24,299
Total liabilities and stockholders' equity	$426,950,673	$119,992

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Operations

For the three and nine months ended September 30, 2021

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021

Operating expenses:
Formation and Operating Costs	$2,986,458	$4,241,065
Loss from operations	$(2,986,458)	$(4,241,065)

Other income (expense):
Interest earned on marketable securities held in Trust Account	$5,469	$28,686
Offering costs allocated to warrant liabilities	—	(782,812)
Change in fair value of warrant liabilities	8,548,091	9,463,001
Net Income	$5,567,102	$4,467,810

Weighted average number of Class A redeemable common stock, basic and diluted	42,500,000	32,738,971
Basic and diluted net income (loss) per common stock, Class A	$0.10	$0.10
Weighted average shares outstanding of Class B common stock, basic	10,625,000	10,577,665
Basic net income (loss) per common stock, Class B	$0.10	$0.10
Weighted average shares outstanding of Class B common stock, diluted	10,625,000	10,625,000
Diluted net income (loss) per common stock, Class B	$0.10	$0.10

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Changes in Stockholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2021
					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2021	—	$—	10,625,000	$1,063	$—	$(38,332,246)	$(38,331,183)
Net Income	—	—	—	—	—	5,567,102	5,567,102
Balance as of September 30, 2021	—	$—	10,625,000	$1,063	$—	$(32,765,144)	$(32,764,081)

	Nine Months Ended September 30, 2021
					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(701)	$24,299
Forfeiture of Founder Shares	—	—	(1,450,000)	(145)	145	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(23,937)	(37,232,253)	(37,256,190)
Net Income	—	—	—	—	—	4,467,810	4,467,810
Balance as of September 30, 2021	—	$—	10,625,000	$1,063	$—	$(32,765,144)	$(32,764,081)

See accompanying notes to unaudited condensed financial statements.

ANZU SPECIAL ACQUISITION CORP I

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine Months Ended
September 30,
2021

Cash flow from operating activities:
Net income	$4,467,810
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of prepaid expense	348,970
Change in fair value of warrant liabilities	(9,463,001)
Offering costs allocated to warrant liabilities	785,812
Interest earned on marketable securities held in Trust Account	(28,686)
Changes in operating assets and liabilities:
Prepaid expenses	(1,238,942)
Accounts payable	799,425
Accrued expenses	1,972,961
Net cash used in operating activities	(2,355,651)

Cash flows from investing activities:
Investment of cash in Trust Account	(425,000,000)
Net cash used in investing activities	(425,000,000)
Cash flows from financing activities:
Proceeds from sale of Units, Gross	425,000,000
Proceeds from sale of Private Placement Warrants	12,500,000
Payment of offering costs	(9,137,334)
Net cash provided by financing activities	428,362,666

Net increase in cash	1,007,015
Cash at beginning of period	25,000
Cash at end of period	$1,032,015

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$425,000,000
Deferred underwriting fees payable	$14,875,000

See accompanying notes to interim condensed financial statements.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 28, 2020 (inception) through September 30, 2021 relates to organizational activities and those necessary to identifying and evaluating prospective acquisition candidates for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

The Company’s sponsor is Anzu SPAC GP I LLC, a Delaware limited liability company (the “Sponsor”).

Financing

On March 4, 2021, the Company consummated the IPO of 42,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “public shares”) and, on April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $425,000,000 (see Note 4 and Note 7).

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

Notes to Condensed Financial Statements

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The Company has until March 4, 2023 (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by the Company’s stockholders (an “Extension Period”)) to complete its initial Business Combination. If the Company does not complete a Business Combination by March 4, 2023, or during any Extension Period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if it fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. The initial stockholders (the Sponsor and the three directors that hold Founder Shares (as defined in Note 6) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. However, if the initial stockholders acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete its initial Business Combination within the allotted 24-month time frame.

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

Liquidity

As of September 30, 2021, the Company had approximately $1,032,015 in its operating bank accounts and working capital deficit of $(851,101).

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Revision of Previously Issued Financial Statements

In preparation of the Company's unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff's guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ over-allotment option can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The Company has revised the unaudited condensed financial statements for the affected interim periods ended June 30, 2021, March 31, 2021, and as reported in the Company’s Form 8-K filed on March 4, 2021 in this report.

There has been no change in the Company’s total assets, liabilities, or operating results. The impact to the Statement of Cash Flows is isolated to the non-cash disclosures that were previously disclosed.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The impact of the revision on the Company’s financial statements is reflected in the following table.

	As Previously
	Reported	Adjustment	As Revised
Balance Sheet as of March 4, 2021 (audited)
Common Stock subject to possible redemption	$377,542,440	$42,457,560	$420,000,000
Class A	$425	$(425)	$—
Class B	$1,208	$—	$1,208
Additional paid-in capital	$5,793,684	$(5,793,684)	$—
Retained earnings (Accumulated deficit)	$(795,314)	$(36,663,451)	$(37,458,765)
Total Stockholders’ Equity	$5,000,003	$(42,457,560)	$(37,457,557)

Balance Sheet as of March 31, 2021 (unaudited)
Common Stock subject to possible redemption	$376,744,830	$43,255,170	$420,000,000
Class A	$3,823	$(3,823)	$—
Class B	$1,208	$—	$1,208
Additional paid-in capital	$6,466,116	$(6,466,116)	$—
Retained earnings (Accumulated deficit)	$(1,471,137)	$(36,785,232)	$(38,256,369)
Total Stockholders' Equity	$5,000,010	$(43,255,171)	$(38,255,161)

Balance Sheet as of June 30, 2021 (unaudited)
Common Stock subject to possible redemption	$381,668,810	$43,331,190	$425,000,000
Class A	$434	$(434)	$—
Class B	$1,063	$—	$1,063
Additional paid-in capital	$6,098,503	$(6,098,503)	$—
Retained earnings (Accumulated deficit)	$(1,099,993)	$(37,232,253)	$(38,332,246)
Total Stockholders' Equity	$5,000,007	$(43,331,190)	$(38,331,183)

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2021 and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

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

Use of Estimates

The preparation of unaudited condensed financial statement in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statement and the reported amounts of revenues and expenses during the reporting period.

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

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,032,015 and $25,000 in cash and cash equivalents as of September 30, 2021, and December 31, 2020, respectively.

Investments Held in Trust Account

The Company's portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company's investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company's investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) are classified as temporary equity. At all other times, Class A common stock are classified as shareholders' equity. The Company's Class A common stock feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders' equity section of the Company's balance sheet. There were no Class A common stock issued or outstanding as of December 31, 2020.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit. For additional information please refer to Note 2.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of September 30, 2021, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) had been incurred. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021, amounted to $280,500 consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of September 30, 2021, offering costs in the aggregate of $782,812 have been charged to the Company’s unaudited condensed statement of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to stockholders’ equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at the date of issuance. As of September 30, 2021, the Company's public warrants were measured based on quoted prices in active markets, and the private placement warrants were measured based on unobservable inputs in which little or no market data exists.

FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock shares subject to forfeiture.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

A reconciliation of net income (loss) per common stock is as follows:

	Three Months Ending 9/30/21		Nine Months Ending 9/30/21
	Class A - temp	Class B	Class A - temp	Class B
Allocation of net income (loss)	$4,453,682	$1,113,420	$3,376,797	$1,091,013
Weighted average shares outstanding, basic	42,500,000	10,625,000	32,738,971	10,577,665
Basic net income (loss) per share	$0.10	$0.10	$0.10	$0.10
Weighted average shares outstanding, diluted	42,500,000	10,625,000	32,738,971	10,625,000
Diluted net income (loss) per share	$0.10	$0.10	$0.10	$0.10

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the three and nine months ended September 30, 2021 has been deemed to be de minimis, as well as the deferred tax assets as of September 30, 2021 and December 31, 2020.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

earnings per share calculation in certain areas. The Company has not adopted this standard in the current period and is in the process of evaluating its impact.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 4 - Initial Public Offering

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

Note 5 - Private Placement

Simultaneously with the closing of the IPO on March 4, 2021, the Company completed the private sale of an aggregate of 12,400,000 Private Placement Warrants to the Sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option, the Company issued an additional 100,000 Private Placement Warrants to the Sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $12,500,000. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. If the Company does not complete a Business Combination by March 4, 2023, or during any Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

Note 6 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of September 30, 2021, are not subject to forfeiture.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. The Company had no borrowings under the promissory note at September 30, 2021 or December 31, 2020. The facility is no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020 , the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. There was no accrual for administrative service fees as of September 30, 2021 or December 31, 2020. The Company has incurred costs of $121,563 and $283,647 for the three and nine months ended September 30, 2021, respectively.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 6,300,000 Units to cover over-allotments, if any. On April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option.

On March 4, 2021 and April 14, 2021, the underwriters were paid a fixed underwriting discount of $8,400,000 and $100,000, respectively. In addition, the underwriters are entitled to a deferred discount of $0.35 per Unit, or $14,875,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note  8 - Class A Common stock Subject to Possible Redemption

The Company's Class A common stock feature certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company's Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 42,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. These shares are valued at the IPO price of $10 per share, due to the shareholder rights to the trust proceeds, for a total of $425,000,000 as of September 30, 2021.

At September 30, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$425,000,000
Less:
Proceeds allocated to Public Warrants	(14,026,667)
Class A common stock issuance costs	(23,229,523)
Plus:
Accretion of carrying value to redemption value	37,256,190
Class A common stock subject to possible redemption	$425,000,000

Note 9 - Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding. As of September 30, 2021, there were 42,500,000 shares of Class A common stock issued and outstanding, including shares subject to possible redemption which are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 10,625,000 and 12,075,000 shares respectively of Class B common stock issued, of which an aggregate of up to 1,575,000 shares were subject to forfeiture as of December 31, 2020 to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On February 19, 2021, the Company effected a stock dividend of 2,875,000 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 shares of Class B common stock. On March 1, 2021, the Company effected a stock dividend of 2,012,500 shares of Class B common stock to

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of up to 12,075,000 shares of Class B common stock, of which an aggregate of up to 1,575,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

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

Note 10 – Fair Value Measurements

Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. As of September 30, 2021, total of $8 million warrant liabilities had been transferred from Level 3 to Level 2. Besides what had been disclosed above, there were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

The initial fair value of the Public and Private Placement Warrants, issued concurrently and in connection with the Initial Public Offering, has been estimated using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants' listed price in an active market was used as the fair value. The estimated fair value of the Warrants, prior to the Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Warrants. The term to expiration was calculated as the contractual term of the Warrants, assuming one year to a Business Combination from the Initial Public Offering date. Finally, the Company does not anticipate paying a dividend.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The following table presents information about the Company’s assets that are measured on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets	Observable	Unobservable
September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,028,686	$—	$—
Fair Value at September 30, 2021	$425,028,686	$—	$—
Liabilities:
Public Warrant liability	$9,066,666	$—	$—
Private Warrant liability	$—	$8,000,000	$—
Fair Value at September 30, 2021	$9,066,666	$8,000,000	$—

The following table provides the rollforward for the Level 3 investments as of September 30, 2021:

Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	512,000
Warrant liabilities at March 31, 2021	$26,772,000
Transfers from Level 3 to Level 1 investments	(14,000,000)
Warrants Issued on April 12, 2021	$103,000
Change in fair value of warrant liabilities	(821,885)
Warrant liabilities at June 30, 2021	$12,053,115
Change in fair value of warrant liabilities	(4,053,115)
Transfer from Level 3 to Level 2 investments	(8,000,000)
Warrant liabilities at September 30, 2021	$0

Note 11 - Warrant Liability

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by March 4, 2023, or during any Extension Period, and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution form the Company’s assets held outside the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is, at the time of any exercise of a Public Warrant, not listed on a national securities exchange such that they do not satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Public Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

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

The Company has outstanding an aggregate of 26,666,666 warrants and 0 warrants as of September 30, 2021 and December 31, 2020, respectively, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 4 and 5).

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $26,260,000 of warrant liabilities upon issuance as of March 4, 2021. For the three and nine months ended September 30, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $8,548,091 and $9,463,001, respectively, on the unaudited condensed statements of operations, resulting in warrant liabilities of $17,066,666 as of September 30, 2021 on the balance sheet.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	512,000
Warrant liabilities at March 31, 2021	26,772,000
Warrants Issued on April 12, 2021	269,667
Change in fair value of warrant liabilities	(1,426,910)
Warrant liabilities at June 30, 2021	25,614,757
Change in fair value of warrant liabilities	(8,548,091)
Warrant liabilities at September 30, 2021	$17,066,666

The estimated fair value of the public warrant liability is based on quoted prices in active markets as of the measurement date. The estimated fair value of the private warrant liability is determined using public price.

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below.

We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had a net income of $4,467,810, which consists of operating costs of $4,241,065, further contribute by offering costs allocated to warrant liabilities of $782,812, offset by change in fair value of warrant liability of $9,463,001, and interest income earned on marketable securities held in the Trust Account of $28,686.

For the three months ended September 30, 2021, we had a net income of $5,567,102, which consists of operating costs of $2,986,458, offset by change in fair value of warrant liability of $8,548,091, and interest income earned on marketable securities held in the Trust Account of $5,469.

Liquidity and Capital Resources

As of September 30, 2021, we had $1,032,015 in our operating bank account and negative working capital of $851,101.

Our liquidity needs up to the completion of our IPO on March 4, 2021 had been satisfied through a payment from our Sponsor of $25,000 for 7,187,500 shares (the “Founder Shares”) of our Class B common stock and an aggregate of $212,487 in advances from a related party. These advances were repaid and are no longer available.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,012,335 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $637,335 of other offering costs. In addition, as of September 30, 2021, $1,032,015 of cash was held outside of the Trust Account and is available for working capital purposes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. As of September 30, 2021, there were no amounts outstanding under any such working capital loans.

We may need to raise additional funds through loans from our Sponsor and/or third parties in order to meet the expenditures required for operating our business. If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified any critical accounting policies.

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

Class A Common stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company has not adopted this standard in the current period and is in the process of evaluating its impact.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $631,835 of other offering costs. In addition, as of September 30, 2021, $1,032,015 of cash was held outside of the Trust Account and is available for working capital purposes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anzu Special Acquisition Corp I

Date:	November 12, 2021	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	November 12, 2021	By:	/s/ John W. Joy
John W. Joy
Chief Financial Officer
(principal financial and accounting officer)