Form 10-Q/A
period 2021-09-30
Anzu Special Acquisition Corp I
filed 2022-01-03
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 30, 2021, the registrant had 42,500,000 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Anzu Special Acquisition Corp I (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2021.

Background of Restatement

In connection with the change in presentation for shares of Class A common stock subject to possible redemption in the Company’s financial statements for the quarter ended September 30, 2021, the Company re-evaluated its accounting of the public shares (as defined below). As a result, the Company determined that at the closing of the Initial Public Offering (as defined below), it had improperly valued the public shares. The Company previously determined the public shares subject to possible redemption to be equal to the redemption value of $10.00 per share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that all public shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all public shares subject to possible redemption, resulting in the shares of Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

On December 2, 2021, the audit committee of the board of directors of the Company concluded, after discussion with the Company’s management, that it is appropriate to restate the Company’s previously (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (such periods, collectively, the “Affected Periods”). Considering the restatement of such financial statements, the Company concluded that the financial statements for the Affected Periods should no longer be relied upon. This Amendment includes restatements of the financial statements for the Affected Periods.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) pro-rata to shares of Class A common stock subject to possible redemption, shares of Class A common stock and shares of Class B common stock. This presentation contemplates a business combination as the most likely outcome, in which case all classes of common stock share pro-rata in the net income (loss) of the Company.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment a restatement of its financial statements for the Affected Periods. See Note 2 to the Notes to Financial Statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects. These changes do not impact the Company’s cash position or cash held in the Trust Account established in connection with the Initial Public Offering.

Internal Control Considerations

The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s consideration of the material weakness identified, see Part I, Item 4, Controls and Procedures of this Amendment.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	September 30, 2021	December 31, 2020
ASSETS:	(unaudited)
Current Assets:
Cash and cash equivalent	$1,032,015	$25,000
Prepaid Expenses	889,972	—
Total Current Assets	1,921,986	25,000
Investments held in Trust Account	425,028,686	—
Deferred offering costs associated with proposed public offering	—	94,992
Total assets	$426,950,673	$119,992

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$800,127	$95,693
Accrued Expenses	1,972,961	—
Total current liabilities	2,773,088	95,693
Deferred underwriting fee payable	14,875,000	—
Derivative warrant liability	17,066,666	—
Total liabilities	34,714,754	95,693

Commitments and Contingencies

Class A common stock, $0.0001 par value; 42,500,000 and 0 shares subject to possible redemption at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	425,000,000	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 issued and outstanding (excluding 42,500,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 and 12,075,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,063	1,208
Additional paid-in capital	—	23,792
Retained earnings (accumulated deficit)	(32,765,144)	(701)
Total stockholders’ equity	(32,764,081)	24,299
Total liabilities and stockholders’ equity	$426,950,673	$119,992

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Operations

For the three and nine months ended September 30, 2021

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021

Operating expenses:
Formation and Operating Costs	$2,986,458	$4,241,065
Loss from operations	$(2,986,458)	$(4,241,065)

Other income (expense):
Interest earned on marketable securities held in Trust Account	$5,469	$28,686
Offering costs allocated to warrant liabilities	—	(782,812)
Change in fair value of warrant liabilities	8,548,091	9,463,001
Net Income	5,567,102	4,467,810

Weighted average number of Class A common stock, basic and diluted	42,500,000	32,738,971
Basic and diluted net income (loss) per common stock, Class A	$0.10	$0.10
Weighted average shares outstanding of Class B common stock, basic	10,625,000	10,577,665
Basic net income (loss) per common stock, Class B	$0.10	$0.10
Weighted average shares outstanding of Class B common stock, diluted	10,625,000	10,625,000
Diluted net income (loss) per common stock, Class B	$0.10	$0.10

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

While the Company may pursue a Business Combination target in any industry, the Company currently intends to concentrate its efforts in identifying high-quality businesses with transformative technologies for industrial applications. Since completing the Company’s initial public offering (the “IPO” or the “Initial Public Offering”), the Company has reviewed, and continues to review, a number of opportunities to enter into a Business Combination with an operating business, but the Company is not able to determine at this time whether it will complete a Business Combination with any of the target businesses that the Company has reviewed or with any other target business. The Company intends to effectuate a Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants (as defined below), the Company’s capital stock, debt, or a combination of cash, stock and debt.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity

As of September 30, 2021, the Company had approximately $1,032,015 in its operating bank accounts and working capital deficit of $(851,101).

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

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

Note 2 – Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity and, subsequent to the quarterly period ended September 30, 2021, the Company reconsidered to restate its previously issued financial statements. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity.

The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued in the IPO can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted an error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

The Company has restated the unaudited condensed financial statements for the affected interim periods ended June 30, 2021 and March 31, 2021 in this report.

There has been no change in the Company’s total assets, liabilities, or operating results.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

The impact of the revision on the Company’s financial statements is reflected in the following tables.

	As Previously
	Reported	Adjustment	Restated
Balance Sheet as of March 31, 2021 (unaudited)
Common stock subject to possible redemption	$376,744,830	$43,255,170	$420,000,000
Class A	$3,823	$(3,823)	$—
Class B	$1,208	$—	$1,208
Additional paid-in capital	$6,466,116	$(6,466,116)	$—
Retained earnings (Accumulated deficit)	$(1,471,137)	$(36,785,232)	$(38,256,369)
Total Stockholders’ Equity	$5,000,010	$(43,255,171)	$(38,255,161)

Balance Sheet as of June 30, 2021 (unaudited)
Common stock subject to possible redemption	$381,668,810	$43,331,190	$425,000,000
Class A	$434	$(434)	$—
Class B	$1,063	$—	$1,063
Additional paid-in capital	$6,098,503	$(6,098,503)	$—
Retained earnings (Accumulated deficit)	$(1,099,993)	$(37,232,253)	$(38,332,246)
Total Stockholders’ Equity	$5,000,007	$(43,331,190)	$(38,331,183)

	As Previously
	Reported	Adjustment	Restated
Cash Flow Statement Three Months Ended March 31, 2021 (unaudited)
Initial classification of Class A common stock	$376,744,830	$(376,744,830)	$—

Cash Flow Statement Six Months Ended June 30, 2021 (unaudited)
Initial classification of Class A common stock	$376,744,830	$(376,744,830)	$—
Change in value of Class A common stock	$4,923,980	$(4,923,980)	$—

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

	As Previously
	Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	42,000,000	(29,258,427)	12,741,573
Basic and diluted net income (loss) per share, Class A common stock	$—	$(0.06)	$(0.06)
Basic and diluted weighted average shares outstanding, Class B common stock	10,500,000	—	10,500,000
Basic and diluted net income (loss) per share, Class B common stock	$(0.14)	$0.08	$(0.06)

Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	42,428,571	4,762	42,433,333
Basic and diluted net income (loss) per share, Class A common stock	$—	$0.01	$0.01
Basic weighted average shares outstanding, Class B common stock	10,607,143	(199)	10,606,944
Basic net income (loss) per share, Class B common stock	$0.03	$(0.02)	$0.01
Diluted weighted average shares outstanding, Class B common stock	10,625,000	—	10,625,000
Diluted net income (loss) per share, Class B common stock	$0.03	$(0.02)	$0.01

Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A common stock	42,327,731	(14,577,731)	27,750,000
Basic and diluted net income (loss) per share, Class A common stock	$—	$(0.03)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B common stock	10,553,472	—	10,553,472
Basic and diluted net income (loss) per share, Class B common stock	$(0.10)	$0.07	$(0.03)

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

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

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

Cash Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

30, 2021, Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. There were no Class A common stock issued or outstanding as of December 31, 2020.

The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit. For additional information please refer to Note 2.

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

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

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

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at the date of issuance. As of September 30, 2021, the Company’s public warrants were measured based on quoted prices in active markets, and the private placement warrants were measured based on unobservable inputs in which little or no market data exists.

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

A reconciliation of net income (loss) per common stock is as follows:

	Three Months Ending 9/30/21		Nine Months Ending 9/30/21
	Class A	Class B	Class A	Class B
Allocation of net income (loss)	$4,453,682	$1,113,420	$3,376,797	$1,091,013
Weighted average shares outstanding, basic	42,500,000	10,625,000	32,738,971	10,577,665
Basic net income (loss) per share	$0.10	$0.10	$0.10	$0.10
Weighted average shares outstanding, diluted	42,500,000	10,625,000	32,738,971	10,625,000
Diluted net income (loss) per share	$0.10	$0.10	$0.10	$0.10

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

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

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

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

Anzu Special Acquisition Corp I

Notes to Interim Condensed Financial Statements

Unaudited

Note  8 - Class A Common stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 42,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. These shares are valued at the IPO price of $10 per share, due to the shareholder rights to the trust proceeds, for a total of $425,000,000 as of September 30, 2021.

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

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding. As of September 30, 2021, there were 42,500,000 shares of Class A common stock issued and outstanding, which are all subject to possible redemption and are presented as temporary equity.

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

The initial fair value of the Public and Private Placement Warrants, issued concurrently and in connection with the Initial Public Offering, has been estimated using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value. The estimated fair value of the Warrants, prior to the Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Warrants. The term to expiration was calculated as the contractual term of the Warrants, assuming one year to a Business Combination from the Initial Public Offering date. Finally, the Company does not anticipate paying a dividend.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement of our financial statements, as discussed in Note 2 – Restatement of Previously Issued Financial Statements to our condensed financial statements included in this report. For further detail regarding the restatement, see “Explanatory Note” and Part I, Item 4. Controls and Procedures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three-months ended September 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as shareholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of September 30, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with the management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for temporary equity and that the failure to properly account for such equity and earnings per share constituted a material weakness. This material weakness resulted in the restatement of the Company’s financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on March 3, 2021 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, except for the below:

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described above, management identified a material weakness in our internal control over financial reporting related to the accounting treatment for temporary equity and earnings per share.

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

Anzu Special Acquisition Corp I

Date:	December 30, 2021	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	December 30, 2021	By:	/s/ John W. Joy
John W. Joy
Chief Financial Officer
(principal financial and accounting officer)