Form 10-K
period 2021-12-31
Anzu Special Acquisition Corp I
filed 2022-03-31
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
(Address of principal executive offices including zip code)
Registrant’s telephone number, including area code: (202) 742-5870

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	ANZUU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	ANZU	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	ANZUW	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the shares of the registrant’s Class A common stock held by non-affiliates on June 30, 2021 was approximately $414 million. This calculation excludes shares of Class A common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose.

As of March 31, 2022 the registrant had 42,500,000 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

Annual Report on Form 10-K for the year ended December 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholder value are beyond our ability to control or predict.

Forward-looking statements in this Annual Report may include, for example, statements about:

➤	our ability to select an appropriate target business or businesses;
➤	our ability to complete our initial business combination;
➤	our expectations around the performance of a prospective target business or businesses;
➤	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
➤	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
➤	our potential ability to obtain additional financing to complete our initial business combination;
➤	our pool of prospective target businesses and our target industries;
➤	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
➤	the ability of our officers and directors to generate a number of potential business combination opportunities;
➤	the liquidity and trading of our public securities;
➤	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
➤	the trust account not being subject to claims of third parties; or
➤	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Summary Risk Factors

Our company is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

●	We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
●	If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.
●	We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
●	We identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
●	Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our Class A common stock, you will lose your ability to redeem all such shares in excess of 15% of shares of our Class A common stock.

PART I

Item 1.    Business.

Overview

In this Annual Report, references to the “Company” and to “we,” “us,” and “our” refer to Anzu Special Acquisition Corp I.

We are a blank check company incorporated as a Delaware corporation on December 28, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

Our sponsor is Anzu SPAC GP I LLC, a Delaware limited liability company (our “sponsor”).

We plan to utilize the financial, operational, public market and investment evaluation experience of our management, members of our board of directors and the advisory board and members of management of Anzu Partners, an entity of which our Chief Executive Officer is a Co-Founder and Managing Partner, to identify and complete our initial business combination with a company that we believe has compelling potential for value creation. Over the course of their careers, the members of our management team, board and advisory board and their affiliates (including Anzu Partners) have developed a broad network of contacts and corporate relationships, including deep networks in industrial technology and global management consulting, that we believe will serve as a useful source of opportunities.

While we may pursue an initial business combination target in any industry, we currently intend to concentrate our efforts in identifying high-quality businesses with transformative technologies for industrial applications. Within this focus, we will seek to pursue opportunities with market-leading companies, including from corporate spin-outs, closely-held companies, and institutionally-backed businesses. We believe we will be able to provide significant value due to our ability to drive growth, global scaling and profitability in companies, along with our flexibility in understanding and addressing complex business situations and structures.

On March 4, 2021, we consummated our initial public offering of 42,000,000 units. We also granted the underwriters a 45-day over-allotment option to purchase 6,300,000 additional units at the initial public offering price. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $420,000,000.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of 12,400,000 warrants (the “Initial Private Placement Warrants”) at a purchase price of $1.00 per warrant, to the sponsor, generating gross proceeds to the Company of approximately $12,400,000.

On April 12, 2021, the underwriters partially exercised their over-allotment option, and, on April 14, 2021, purchased an additional 500,000 units from the Company (the “Over-Allotment Units”). The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in gross proceeds of $5,000,000. On April 14, 2021, simultaneously with the sale and issuance of the Over-Allotment Units, the Company consummated the sale of an additional 100,000 private placement warrants (the “Over-Allotment Private Placement Warrants” and, together with the Initial Private Placement Warrants, the “Private Placement Warrants”), generating gross proceeds of $100,000.

The Private Placement Warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except in certain redemption scenarios when the price per Class A common stock equals or exceeds $10.00 (as adjusted)); (2) they (including the shares of our Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

As of April 14, 2021, a total of $425,000,000 of the net proceeds from the sale of the units in the initial public offering (including the Over-Allotment Units) and the Private Placement Warrants were deposited in a U.S.-based trust account established for the benefit of the our public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of our initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with its initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed our initial business combination within 24 months from the closing of the initial public offering, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

On December 6, 2021, we entered into forward purchase agreements (collectively, the “Forward Purchase Agreements” or “FPAs”) with certain institutional investors and anchored by Arena Capital Advisors, LLC and Fir Tree Partners (collectively, the “Forward Purchasers”), pursuant to which the Forward Purchasers agreed, subject to certain conditions, to purchase up to an aggregate of $80,000,000 of unsecured convertible notes and up to an aggregate of $40,000,000 of forward purchase securities in private placements to occur immediately prior to the closing of our initial business combination. Each Forward Purchase Agreement contains conditions to closing, including the approval of the Forward Purchasers’ respective Investment Committees to consummate the purchase of the convertible notes and the forward purchase securities, as applicable, in connection with a potential future business combination. Such Investment Committees are under no obligation to ultimately agree to purchase the securities issuable under the Forward Purchase Agreements. In addition, under the Forward Purchase Agreements, if we determine to raise capital by the private placement of equity securities in connection with the closing of our initial business combination (the “New Equity Securities”), we shall first make an offer to the Forward Purchasers to purchase the securities then offered on the same terms as such New Equity Securities, in an aggregate amount of up to $120,000,000. Any commitment by any Forward Purchaser under any of the Forward Purchase Agreements to purchase New Equity Securities is subject to and conditioned upon the acceptance of our offer by such Forward Purchaser, following our notification to such Forward Purchaser of our intention to offer the New Equity Securities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Forward Purchase Agreements.”

Our Management Team

Our management team is led by our Chairman, William Wulfsohn, our Chief Executive Officer, Dr. Whitney Haring-Smith, our Chief Financial Officer, John W. Joy, and our General Counsel, Peter J. Ganz, who combined have over 80 years of experience in advising, investing in and running private and public companies across a broad range of industries and sectors, as well as leading complex divestitures and spin-outs.

Our Market Opportunity

We believe that technology and globalization are creating enormous opportunities for disruption and value creation in industrial markets. Many of these technologies can be transformative for industrial markets but require the right expertise and global connections to leverage the opportunities within the public markets.

Within the broader market space of industrial technology, we intend to focus on three primary sources for a business combination:

●	Industrial technology leaders. The Company intends to leverage its relationships in the venture capital and private equity communities to identify market leading businesses whose preferred path is entry into the public markets. We believe that market leading businesses may view the public markets as a more attractive exit relative to a sale of the business because of the opportunity to continue to grow independently with access to public market capital.
●	Corporate spin-outs. We believe that spin-out targets provide distinct advantages to a SPAC transaction and that our team has the capability to drive attractive risk-adjusted returns. We also believe that there are a large number of high-value spin-

out opportunities as a result of significant historical industry consolidation and other driving forces, such as increasing antitrust and foreign compliance activities. In addition, these corporate units, unlike many early-stage companies, have well-developed financial profiles that are often sizeable and profitable on a standalone basis, allowing them to more easily sustain public scrutiny. Similarly, established corporate units typically have strong internal compliance processes already in place, allowing them to more easily fulfill the requirements of public markets. We believe we have the support infrastructure required to assist a divestiture target in its transition away from a corporate parent, particularly given that our management team has significant experience in divestitures, spin-outs and post-merger integrations, including at the Boston Consulting Group and Ashland.
●	Closely-held companies. We believe that many industrial technology leaders have developed themselves as closely held entities. These businesses, whether founder-led or family-owned, face some of the same challenges of a corporate spin-out as a potentially new public entity. We view our skillsets as former management consultants and business leaders who have successfully brought companies into the public markets as competitive advantages in identifying, underwriting and combining with these businesses.

Our Mission

Our mission is to identify, combine and maximize the value of businesses that focus on market-leading industrial technology companies, including corporate spin-outs, closely-held companies and institutionally-backed businesses. We will seek to identify high-quality businesses, particularly businesses with transformative technologies for industrial applications, and use our company-building expertise and network of technical and corporate connections to drive innovation into large industrial markets.

We are confident that we can provide a number of significant benefits to potential targets and public market investors that can potentially lead to attractive long-term risk-adjusted returns in the public markets. These benefits include, but are not limited to, the following:

●	Team. Our board of directors is led by an executive with a decade of public company operational leadership experience, supported by an experienced transaction team with global reach to identify business combination targets;
●	Track record. Our team members have led and executed multiple global transactions, have managed IPO spin-outs with over $5 billion in enterprise value and have handled divestitures—going beyond the textbook and into the practice of getting transactions done at scale in the public market;
●	While in the Anzu Partners’ portfolio, Axsun grew sales by approximately 50% while achieving profitability, and under Dr. Haring-Smith’s investment leadership, Axsun exited with approximately eight times investors’ invested capital; and
●	Mr. Wulfsohn, Mr. Joy and Mr. Ganz served on the executive team during Ashland’s successful transformation from a conglomerate to a focused, high-margin specialty chemicals company.
●	Public company experience. Our management team and board of directors have decades of public company leadership experience, including the IPO spin-out of Valvoline from Ashland Global Holdings, the IPO of Altair and two foreign-listed IPOs;
●	Technical expertise. Our team has deep technical knowledge to be able to assess the long-term competitiveness of industrial technologies, with the Anzu Partners’ team collectively holding over eight PhDs—from Georgia Tech, MIT, Oxford University (UK), Stanford, University of California Los Angeles, University of California San Diego and University of Texas at Austin; and
●	Global network. Our management team, board and advisory board and their affiliates have developed a broad network of contacts and corporate relationships, including deep networks in industrial technology and global management consulting.

Our Acquisition and Value Creation Strategy

We believe our management team is well positioned to identify distinctive opportunities in the United States, across the industrial technology space, including corporate spin-outs, closely-held companies, and institutionally-backed businesses. We intend to leverage our team’s extensive network and deep technical and commercial knowledge to source potential targets and create value following the completion of the initial business combination, including the following:

●	Deep technical knowledge to assess long-term competitiveness of industrial technologies and spin-outs;
●	Familiarity with private companies—particularly closely-held and institutionally-backed businesses—that are less likely to pursue independent IPOs; and
●	Experience in public markets to be a trusted counterparty in a target company’s transition to the public markets and a strong supporting platform of personnel to assist in launch of a public entity.

We also believe that Anzu Partners’ experience and track record in the industrial technology space, as well as our management team’s understanding of complex business situations and structures, will make us a preferred partner for these potential targets.

Consistent with our strategy, we seek to identify companies that have compelling potential and a combination of the following characteristics. We use these criteria and guidelines in evaluating business combination opportunities, but we may decide to pursue and consummate an initial business combination with a target business that does not meet the following criteria and guidelines. We pursue target businesses that we believe possess, among others:

●	Significant market share in leading growth segments;
●	Financial scale required to stand as an independent company;
●	Sustained historical growth over multiple years within major markets;
●	Established management teams who have experience running businesses at scale and that we believe are ready to enter the public markets; and
●	Clear current financial metrics that can drive valuation and support value expansion in the public markets.

Any evaluation relating to the merits of a particular initial business combination target may be based on these general criteria and guidelines as well as other considerations, factors and criteria that our management team may deem relevant in its discretion.

Our Acquisition Process

We have not selected any business combination target. Certain members of our management team are employed by either Anzu Partners or one of its affiliates. Anzu Partners is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for our initial business combination.

All of our officers and certain of our directors have fiduciary and contractual duties to either Anzu Partners and to certain companies in which it has invested or to certain other entities. These entities may compete with us for acquisition opportunities. While the risk is partially mitigated as a result of Anzu Partners’ venture funds seeking targets of different enterprise sizes than us, if these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under applicable law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under applicable law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, Messrs. Wulfsohn, Joy and Ganz are subject to certain non-compete agreements or other obligations with respect to Ashland. For more information, see the section entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Risk Factors—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Risk Factors—Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Initial Business Combination

Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% of net assets test. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we may obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. Although we may purchase multiple businesses in related industries in connection with our initial business combination, we do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe this network provides our management team with a robust and consistent flow of acquisition opportunities which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, directors or officers. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, directors or officers, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, including Anzu Partners, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have fiduciary duties or contractual obligations that may take priority over their duties to us.

Financial Position

With funds available for a business combination initially in the amount of $410,125,000 assuming no redemptions and after payment of $14,875,000 of deferred underwriting fees (and prior to any post-IPO working capital expenses), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that additional third-party financing will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or the redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target. We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, including pursuant to the Forward Purchase Agreements, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, other than the Forward Purchase Agreements, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a target business and structuring of our initial business combination

Nasdaq rules require that our initial business combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% of net assets test. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we may obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. Although we may purchase multiple businesses in related industries in connection with our initial business combination, we do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in the initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information, which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects of our success may be:

●	Solely dependent upon the performance of a single business, property or asset; or
●	Dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	We issue (other than in a public offering for cash) shares of common stock that will either (a) be equal to or in excess of 20% of the number of shares of our Class A common stock then issued and outstanding (other than in a public offering);
●	Any of our directors, officers or substantial security holders (as defined by the rules of Nasdaq) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power issued and outstanding before the issuance in the case of any substantial security holders; or
●	The issuance or potential issuance of shares of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

Permitted Purchases and Other Transactions with Respect to Our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of such transaction could be to (1) vote in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers, advisors and/or any of their respective affiliates anticipate that they may identify the stockholders with whom our sponsor, directors, officers, advisors or any of their respective affiliates may pursue privately negotiated transactions by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders (in the case of public shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers, advisors or any of their respective affiliates enter into private transactions, they would identify and contact only potential selling or redeeming stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers, advisors or any of their respective affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers and/or any of their respective affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers and/or any of their respective affiliates will be restricted from making purchases of shares of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any shares of common stock properly delivered for redemption and not withdrawn. The amount in the trust account is $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (1) in connection with a stockholder meeting called to approve the business combination or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding shares of common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirement or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our shares of common stock in the open market, in order to comply with Rule 14 e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the shares of our common stock voted are voted in favor of our initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Shares held by our initial stockholders, officers and directors will be included in determining the presence of a quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection With a Tender Offer or Redemption Right

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, some blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering or during any Extension Period (as defined in the final prospectus related to our initial public offering).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, directors and officers have agreed that we will have only 24 months from the closing of our initial public offering to complete our initial business combination. If we have not completed our initial business combination within such 24-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 24-month time period or during any Extension Period.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period. However, if our initial stockholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 24-month time period.

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $2,000,000 from the proceeds of our initial public offering and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months of the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months of the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within 24 months of the closing of our initial public offering, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.

Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in value of the trust assets, in each case net of permitted withdrawals and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. Our amended and restated certificate of incorporation contain a provision which provides that, if we seek to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against, or abstain from voting on, the proposed business combination, into their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount on deposit in the trust account as of two business days prior to the consummation of our initial business combination, including interest (net of permitted withdrawals), in each case subject to the limitations described herein;
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination at a duly held stockholders meeting;
●	if our initial business combination is not consummated within 24 months from the closing of our initial public offering, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our shares of common stock who attend and vote in a stockholder meeting. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of common stock voted by our stockholders at a duly held stockholder meeting.

Additionally, our amended and restated certificate of incorporation provides that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our shares of common stock attending and voting in a stockholder meeting. With respect to any other matter submitted to a vote of our stockholders, including any vote in connection with our initial business combination, except as required by applicable law or stock exchange rule, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Conflicts of Interest

All of our officers and certain of our directors have fiduciary and contractual duties to Anzu Partners and to certain companies in which it has invested or to certain other entities. These entities may compete with us for acquisition opportunities. While the risk is partially mitigated due to Anzu’s venture funds and the Company seeking targets of quite different enterprise sizes, if these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Subject to his or her fiduciary duties under applicable law, none of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under applicable law and any other applicable fiduciary duties. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, Messrs. Wulfsohn, Joy and Ganz are subject to certain non-compete agreements or other obligations with respect to Ashland. For more information, see the section entitled “Directors, Executive Officer and Corporate Governance—Conflicts of Interest.”

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. See “Risk Factors—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have three officers, including Messrs. Haring-Smith, Ganz and Joy, and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. Although Mr. Joy will not be an employee of our company, he will devote substantially all of his time to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our Units, shares of our Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we will be subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

We are a Delaware corporation incorporated on December 28, 2020. Our executive offices are located at 12610 Race Track Road, Suite 250 Tampa, FL 33626 and our telephone number is (202) 742-5870. Our corporate website address is www.AnzuSPAC.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You should not rely on any such information in making your decision whether to invest in our securities. You can access our public filings through the SEC’s website at www.sec.gov.

We are a newly incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our initial public offering was not conducted in compliance with Rule 419 promulgated under the Securities Act. Accordingly, you will not be entitled to protections normally afforded to investors in Rule 419 blank check offerings.

Item 1A.    Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Strategy

We have no operating history and, accordingly you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed company with no operating results, and we will not commence operations until completing our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had cash (outside of the Trust Account) of $149,845 and total current liabilities of $2,678,173. Further, we have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. On March 29, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,500,000 to us as a working capital loan, of which $750,000 was outstanding as of the date of this Annual Report. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender, and such warrants would be identical to the private placement warrants.

We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern. Management’s plans to address this need are further discussed under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our initial stockholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of our public stockholder vote.

Unlike some other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to the founder shares, we would need 15,937,501, or 37.5% (assuming all issued and outstanding shares are voted), or 2,656,251, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 42,500,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. We expect that our initial stockholders and their permitted transferees will own at least 20% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

You will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder approval. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the 24-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

In evaluating a prospective target business for our initial business combination, our management may rely on the availability of the funds from the sale of securities under the Forward Purchase Agreements to be used as part of the consideration to the sellers in the initial business combination or for working capital in the post-transaction company. If the sale of some or all of the convertible notes or forward purchase securities fails to close, for any reason, we may lack sufficient funds to consummate our initial business combination.

We have entered into Forward Purchase Agreements pursuant to which the Forward Purchasers have agreed, subject to certain conditions, to purchase from us up to an aggregate of $80.0 million of unsecured convertible notes and $40.0 million of forward purchase securities immediately prior to the closing of our initial business combination. The funds from these securities under the Forward Purchase Agreements may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. Each Forward Purchase Agreement contains conditions to closing, including the approval of the Forward Purchasers’ respective Investment Committees to consummate the purchase of the convertible notes and the forward purchase securities, as applicable, in connection with a potential future business combination. Such Investment Committees are under no obligation to ultimately agree to purchase the securities issuable under the Forward Purchase Agreements. In the event of any such failure to fund by the Forward Purchasers or any such closing condition is not satisfied and not waived by the Forward Purchaser, we may lack sufficient funds to consummate our initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, wars, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or limit the ability to conduct due diligence, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, wars, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, wars, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, directors and officers have agreed that we must complete our initial business combination within 24 months from the closing of our initial public offering. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, wars, natural disasters or a significant outbreak of infectious diseases. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. Such events could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, wars, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial business combination within such time period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of our initial public offering, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering, a working capital loan from our sponsor and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

We may depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination.

On March 29, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,500,000 to us as a working capital loan, of which $750,000 was outstanding as of the date of this Annual Report. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write- offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre- existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities; each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to focus our search for a target business by concentrating our efforts in identifying high-quality businesses with transformative technologies for industrial applications, we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.

Information regarding performance by our management team and their respective affiliates, including Anzu Partners, is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial business combination or (2) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team or their affiliates or any related investment’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities outside our target industries, which may be outside of our management’s areas of expertise.

Although we intend to target a business combination with one or more businesses with transformative technologies for industrial applications, we may consider a business combination outside of our target focus, which may be outside of our management’s areas of expertise. If a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company, we may pursue it. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We have incurred significant expenses in researching and negotiating acquisitions that have not been completed, which could adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. We have spent substantial time and attention and incurred significant costs in pursuing potential transactions that have not been completed and we may continue to do so. Such costs likely will not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. Our key personnel may or may not remain with the target. Although some of our key personnel may remain with the target business in senior management, board or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

We may be able to complete only one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with $425,000,000 that we may use to complete our initial business combination (which includes $14,875,000 of deferred underwriting commissions being held in the trust account). In addition, we have entered into Forward Purchase Agreements providing for the purchase of up to an aggregate of $80,000,000 of unsecured convertible notes and up to an aggregate of $40,000,000 of forward purchase securities, in private placements to occur concurrently with the closing of our initial business combination. The unsecured convertible notes and forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of the unsecured convertible notes and forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. There can be no assurance that the purchase of the unsecured convertible notes and forward purchase securities will close.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such business combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our issued and outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants are sufficient to allow us to complete our initial business combination, because we have not yet selected any target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;
●	rates of inflation, price instability and interest rate fluctuations;
●	liquidity of domestic capital and lending markets;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	energy shortages;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

We may face risks related to companies in our target industries.

If we are successful in completing a business combination with a target business in the industrial applications sector, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
●	an inability to manage rapid change, increasing expectations and growth;
●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
●	an inability to deal with our subscribers’ or customers’ privacy concerns;
●	an inability to attract and retain subscribers or customers;
●	an inability to license or enforce intellectual property rights on which our business may depend;
●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;
●	competition for advertising revenue;
●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber- attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;
●	an inability to obtain necessary hardware, software and operational support; and
●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses with transformative technologies for industrial applications. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us, and materially and adversely affect our business and operating results.

As described in Part II, Item 9A “Controls and Procedures,” we identified a material weakness in our internal control over financial reporting related to the accounting treatment for temporary equity and earnings per share.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions (including the recent outbreak of hostilities between Russia and Ukraine), or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Risks Related to Our Organization and Structure

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and in particular, Mr. Wulfsohn, Dr. Haring-Smith, Mr. Joy and Mr. Ganz. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under applicable law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Our directors and officers allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to Anzu Partners and to certain companies in which it has invested or to certain other entities, including companies in industries we may target for our initial business combination. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Part III Item 10. Directors, Executive Officer and Corporate Governance.”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Dr. Haring-Smith, Mr. Joy and Mr. Ganz each of the foregoing owe fiduciary duties under applicable law to Anzu Partners or other entities. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Part III Item 10. Directors, Executive Officer and Corporate Governance—Conflicts of Interest.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers. Nor do we have a policy that prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. As a result, there may be substantial overlap between companies that would be a suitable business combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Part III Item 10. Directors, Executive Officer and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for business combination opportunities. We could pursue a transaction with an affiliated entity if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Item 1. Business—Effecting Our Initial Business Combination—Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a business combination with one or more businesses affiliated with our sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On December 30, 2020, our sponsor subscribed for an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On February 19, 2021, we effected a stock dividend of 2,875,000 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 10,062,500 founder shares. In February 2021, our sponsor transferred 25,000 founder shares to each of Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor, our independent directors. On March 1, 2021, we effected a stock dividend of 2,012,500 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 12,075,000 founder shares. On April 14, 2021, the sponsor forfeited 1,450,000 founder shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 founder shares issued and outstanding as of December 31, 2021, are not subject to forfeiture. Our initial stockholders collectively owned 20% of our issued and outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination.

In addition, our sponsor has purchased an aggregate of 12,500,000 private placement warrants, each exercisable for one Class A common stock, for a purchase price of $12,500,000 in the aggregate, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the shares of common stock included in the units sold in our initial public offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial stockholders, directors and officers have entered into, (3) pursuant to such letter agreement, our initial stockholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our initial public offering in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month deadline following the closing of our initial public offering nears, which is the deadline for the completion of our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account was initially $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $410,125,000, which is the amount we would have for our initial business combination in the trust account after payment of $14,875,000 of deferred underwriting commissions, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each share of our Class A common stock would have an implied value of $7.72 per share upon consummation of our initial business combination, which would be a 22.8% decrease as compared to the initial implied value per public share of $10.00 (assuming no value to the public warrants).

Public shares	42,500,000
Founder shares	10,625,000
Total shares	53,125,000
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$410,125,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.72

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination that some of our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including the warrant agreement, or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our initial stockholders, who beneficially owned 20% of our common stock after the closing of our initial public offering, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

Our initial stockholders own 20% of the issued and outstanding shares of our common stock. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any shares of our Class A common stock in our initial public offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then outstanding public warrants and forward purchase warrants.

Our warrants are issued in registered form under a warrant agreement between American Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this Annual Report, or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants under the warrant agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding public warrants and forward purchase warrants, provided that any amendment that solely affects the terms of the private placement warrants or any provision of the warrant agreement solely with respect to the private placement warrants will also require at least 65% of the then outstanding private placement warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants and forward purchase warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then outstanding public warrants and forward purchase warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for as to consummate an initial business combination.

Unlike some blank check companies, if

(i)	we issue additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of common stock,
(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for shares of our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include three-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations, for a period of three years following the time that the stockholder becomes an “interested stockholder.” We will elect in our certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our certificate of incorporation will contain provisions that have the same effect as Section 203 of the DGCL, except that it will provide that affiliates of our sponsor and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our amended and restated certificate of incorporation provides that the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.

We may not hold an annual stockholder meeting until after the consummation of our initial business combination. Our public stockholders will not have the right to elect or remove directors prior to the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by Nasdaq) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares of common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Risks Related to Ownership of Our Securities

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law. In addition, if we are unable to complete an initial business combination within 24 months from the closing of our initial public offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 24 months from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A common stock and warrants are listed on Nasdaq. Although we currently meet the minimum initial listing standards set forth in the Nasdaq listing standards, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5,000,001.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and shares of our Class A common stock and warrants are listed on Nasdaq, our units, shares of our Class A common stock and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our Class A common stock, you will lose your ability to redeem all such shares in excess of 15% of shares of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any liquidation claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation would be reduced.

If we have not completed our initial business combination within the allotted time period, our public stockholders may be forced to wait beyond such allotted time period before redemption from our trust account.

If we have not completed our initial business combination within 24 months from the closing of our initial public offering or during any Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of Delaware law. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of our Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months of the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our initial public offering in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months of the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of shares of our Class A common stock.

Pursuant to an agreement entered into in connection with our initial public offering, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of our Class A common stock issuable upon exercise of the private placement warrants, holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the shares of our Class A common stock issuable upon exercise of such warrants and the Forward Purchasers can demand that we register the forward purchase securities and shares underlying the convertible notes. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of shares of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of shares of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees, our private placement warrants or warrants issued in connection with working capital loans are registered for resale.

We may issue additional shares of our Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of our Class A common stock upon the conversion of the shares of our Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of our Class A common stock, par value $0.0001 per share, 40,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. Immediately after our initial public offering, there were 330,833,334 and 29,375,000 authorized but unissued shares of our Class A common stock and shares of our Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the shares of our Class B common stock into shares of our Class A common stock. Shares of our Class B common stock are convertible into shares of our Class A common stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. Immediately after our initial public offering, were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of our Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We have entered into the Forward Purchase Agreements, and may enter into additional forward purchase agreements or other commitments to issue additional securities prior to completion of our initial business combination. We may also issue shares of our Class A common stock to redeem the warrants as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report or upon conversion of the shares of our Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination. The issuance of additional shares of common stock or shares of preferred stock, including pursuant to the Forward Purchase Agreements:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the shares of our Class B common stock resulted in the issuance of shares of our Class A common stock on a greater than one-to-one basis upon conversion of the shares of our Class B common stock;
●	may subordinate the rights of holders of shares of common stock if shares of preferred stock are issued with rights senior to those afforded our shares of common stock;
●	could cause a change of control if a substantial number of our shares of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, shares of common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than is typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are more likely to expire worthless.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). Please see in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants as described above could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report) so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of shares of our Class A common stock. Please see the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares of common stock received is capped at 0.361 shares of our Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants and founder shares may have an adverse effect on the market price of shares of our Class A common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 14,166,666 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in our initial public offering and, simultaneously with the closing of this our initial public offering, we issued in a private placement an aggregate of 12,500,000 private placement warrants, each exercisable to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 10,625,000 shares of our Class B common stock. The shares of our Class B common stock are convertible into shares of our Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or certain of our directors and officers make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of our Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of our Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of our Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (except as described in the Description of Securities exhibit filed as Exhibit 4.5 to this Annual Report); (2) they (including the shares of our Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share of common stock and one whole warrant to purchase one share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

We currently maintain our executive offices at 12610 Race Track Road, Suite 250 Tampa, FL 33626. The cost for this space is included in the $40,521 per month fee that we pay an affiliate of our sponsor for office space, administrative and support services. In addition, we may have officers that do not work from our designated facilities due to telecommuting. We consider our current office space adequate for our current operations.

Item 3.    Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Annual Report.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began trading on Nasdaq under the symbol “ANZUU” on March 2, 2021. On April 22, 2021, the Class A common stock and warrants began trading on Nasdaq under the symbols “ANZU” and “ANZUW,” respectively. Any units not separated continue to trade on Nasdaq under the symbol “ANZUU.” Each whole warrant entitles the holder thereof to purchase one Class A common stock at a price of $11.50 per share. Warrants may only be exercised for a whole number of Class A common stock and will become exercisable on the 30 days after the completion of our initial business combination. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation.

Holders

As of March 31, 2022, there was one holder of record of our units, one holder of record of our Class A common stock, four holders of record of our Class B common stock and one holder of record of our Private Placement Warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial holders represented by these record holders.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. On February 19, 2021, we effected a stock dividend of 2,875,000 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 10,062,500 founder shares. On March 1, 2021, we effected a stock dividend of 2,012,500 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 12,075,000 founder shares. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 4, 2021, we consummated our initial public offering of 42,000,000 units. We also granted the underwriters a 45-day over-allotment option to purchase 6,300,000 additional units at the initial public offering price. Each unit consists of one share of Class A common stock of the Company, and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $420,000,000.

Simultaneously with the closing of the initial public offering, the Company completed the private sale of 12,400,000 Initial Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, to the sponsor, generating gross proceeds to the Company of approximately $12,400,000.

On April 12, 2021, the underwriters partially exercised their over-allotment option, and, on April 14, 2021, purchased an additional 500,000 Over-Allotment Units. The issuance by the Company of the Over-Allotment Units at a price of $10.00 per unit resulted in gross proceeds of $5,000,000. On April 14, 2021, simultaneously with the sale and issuance of the Over-Allotment Units, the Company consummated the sale of an additional 100,000 Over-Allotment Private Placement Warrants, generating gross proceeds of $100,000.

As of April 14, 2021, a total of $425,000,000 of the net proceeds from the sale of the units in the initial public offering (including the Over-Allotment Units) and the Private Placement Warrants were deposited in a U.S.-based trust account established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination within 24 months from the closing of the initial public offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination within 24 months from the closing of the initial public offering, subject to applicable law.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of permitted withdrawals) to complete our initial business combination. We will make permitted withdrawals from the trust account to pay our taxes, including franchise taxes and income taxes. We expect the only taxes payable by us out of the funds in the trust account will be income and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we will have available to us $2,000,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this Annual Report. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

While we may pursue a Business Combination target in any industry, we currently intend to concentrate our efforts in identifying high-quality businesses with transformative technologies for industrial applications. Within this focus, we seek to pursue opportunities with market-leading companies, including from corporate spinouts, closely-held companies, and institutionally-backed businesses. We believe we will be able to provide significant value due to our ability to drive growth, global scaling and profitability in companies, along with our flexibility in understanding and addressing complex business situations and structures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and those in connection with our search for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $484,422, which consists of operating costs of $5,204,970, further contributed by offering costs allocated to warrant liabilities of $782,812, offset by a change in fair value of warrant liability of $5,465,695, change in fair value of the FPAs of $232,789 and interest income earned on marketable securities held in the Trust Account of $37,665.

For the year ended December 31, 2020, we had a net loss of $701, which consists of solely formation and operating costs.

Liquidity and Capital Resources

As of December 31, 2021, we had $149,845 in our operating bank account and negative working capital of $1,815,006. As of December 31, 2020, we had $25,000 in our operating bank account and a negative working capital of $70,693.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,012,335 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $637,335 of other offering costs. In addition, as of December 31, 2021, $149,845 of cash was held outside of the Trust Account and is available for working capital purposes.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loans may be repaid only out of funds held outside the Trust Account. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our sponsor. As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any such working capital loans.

On March 29, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,500,000 to us as a working capital loan (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of our initial Business Combination. Upon the consummation of a Business Combination, the sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of the date of this Annual Report, $750,000 was outstanding under the Working Capital Loan.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination, including pursuant to the Forward Purchase Agreements described below.

Forward Purchase Agreements

On December 6, 2021, we entered into the Forward Purchase Agreements with the Forward Purchasers, pursuant to which the Forward Purchasers have agreed, subject to certain conditions, to purchase the following:

●	up to an aggregate of $80,000,000 of unsecured convertible notes of the Company (“Convertible Notes”) immediately prior to the closing of our initial Business Combination (the “Business Combination Closing”). The terms of the Convertible Notes, including the terms on which the Convertible Notes will convert into shares of our Class A common stock, will be negotiated by us and the Forward Purchasers, each acting in their sole discretion, prior to the issuance of the Convertible Notes. The aggregate total of up to $80,000,000 from the issuance of the Convertible Notes would be received by us upon the Business Combination Closing.
●	up to an aggregate of 4,000,000 forward purchase securities of the Company (the “Forward Purchase Securities”) for $10.00 per Forward Purchase Security, or an aggregate total of up to $40,000,000, immediately prior to the Business Combination Closing. Each Forward Purchase Security would consist of one share of our Class A common stock issued and sold by us and one-sixth of one warrant transferred by the sponsor for no value, with each whole redeemable warrant exercisable to purchase one share of our Class A common stock for $11.50 per share. The aggregate total of up to $40,000,000 from the issuance of the Forward Purchase Securities would be received by us upon the Business Combination Closing.

The shares of our Class A common stock included in the Forward Purchase Securities would have the same terms as our publicly traded shares of Class A common stock. The warrants included in the Forward Purchase Securities would have the same terms as the Private Placement Warrants.

In addition, under the Forward Purchase Agreements, if we determine to raise capital by the private placement of equity securities in connection with the Business Combination Closing (the “New Equity Securities”), we shall first make an offer to the Forward Purchasers to purchase the securities then offered on the same terms as such New Equity Securities, in an aggregate amount of up to $120,000,000. Any commitment by any Forward Purchaser under any of the Forward Purchase Agreements to purchase New Equity Securities is subject to and conditioned upon the acceptance of our offer by such Forward Purchaser, following our notification to such Forward Purchaser of our intention to offer the New Equity Securities.

Pursuant to the Forward Purchase Agreements, the Forward Purchasers will be entitled to registration rights with respect to shares of our Class A common stock underlying the Convertible Notes, the shares of our Class A common stock and warrants included in the Forward Purchase Securities, and the New Equity Securities.

Each Forward Purchase Agreement contains representations and warranties by each party and conditions to closing, including the approval of the Forward Purchasers’ respective Investment Committees to consummate the purchase of the Convertible Notes and the Forward Purchase Securities, as applicable, in connection with a potential future Business Combination. Such Investment Committees are under no obligation to ultimately agree to purchase the securities issuable under the Forward Purchase Agreements. The terms of each Forward Purchase Agreement for the Convertible Notes and the terms of each Forward Purchase Agreement for the Forward Purchase Securities are substantively the same.

Contractual Obligations

As of December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $40,251 for office space, administrative and support services, provided to the Company. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The underwriters are entitled to a deferred discount of $0.35 per unit, or $14,875,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified any critical accounting policies.

i)	Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

ii)	Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

iii)	Net Income (Loss) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common stock outstanding during the year. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

iv)	Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity” (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.    Financial Statements and Supplementary Data.

The financial statements listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report and incorporated by reference herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of December 31, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the audited financial statements and related financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, in connection with management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for temporary equity and that the failure to properly account for such equity and earnings per share constituted a material weakness. This material weakness resulted in the restatement of the Company’s unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable common stock.

Management’s Report on Internal Controls Over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
William Wulfsohn	60	Chairman of the Board of Directors
Dr. Whitney Haring-Smith	37	Chief Executive Officer & Director
John W. Joy	57	Chief Financial Officer
Peter J. Ganz	60	General Counsel & Corporate Secretary
Teresa A. Harris	56	Independent Director
Priya Cherian Huskins	50	Independent Director
Susan J. Kantor	66	Independent Director

William Wulfsohn has served as the Chairman of our Board of Directors since February 2021. He served as the Chief Executive Officer and Chairman of Ashland from 2015 to 2019, where he led Ashland’s transition to a pure-play specialty chemicals company and oversaw multiple spinouts and divestitures. This included the successful $5.3 billion separation of Valvoline, where Mr. Wulfsohn served as the founding chairman for the first year. Prior to Ashland, he was the President and Chief Executive Officer of Carpenter Technology Corporation from 2010-2014. Mr. Wulfsohn currently serves as a board director for Avient, formerly known as PolyOne. He was also previously a consultant with McKinsey & Co. and senior executive with PPG, Honeywell, and Rohm and Haas. Mr. Wulfsohn received his bachelor’s degree from the University of Michigan in Chemical Engineering and his master of business administration from Harvard Business School.

Dr. Whitney Haring-Smith has served as our Chief Executive Officer and a member of the Board of Directors since December 2020. He has served as a co-founding managing partner at Anzu Partners since March 2015, where he has led the IPO-crossover investment into Ai-Media, a global provider of technology-enabled live and recorded captioning, transcription and translation services and led the mezzanine financing for Pivotal Systems Corporation, a gas flow monitoring provider and control technology platform for the global semiconductor industry. Dr. Haring-Smith serves on the board of multiple private technology companies, including Adaptive Surface Technologies since August 2020, Voltaiq since July 2020, Sofregen Medical since August 2019 and Partium (fka Slyce Acquisition) since November 2016. He previously served on the board of MultiMechanics, Inc. from January 2019 to November 2019, Axsun Technologies, Inc. from November 2016 to January 2019 and Lightship Works, Inc. from May 2015 to May 2020. In addition, he led the acquisition of Axsun Technologies Inc., the Koninklijke Philips N.V. spin-off, returning approximately eight times investors’ invested capital, and MultiMechanics, which was acquired by Siemens in 2019. He was formerly a BCG Principal from January 2011 to March 2015 in San Francisco, Hong Kong, Nigeria and United Kingdom, where he led transformations for multi-billion-dollar business units of large publicly-traded companies. Dr. Haring-Smith received his bachelor’s degree and master’s degree from Yale University in Political Science and his doctorate from Oxford University as a Rhodes Scholar.

John W. Joy has served as our Chief Financial Officer since February 2021. He served as Vice President of Corporate Development from 2008 to 2020 and Vice President of Financial Planning and Analysis from 2004 to 2008 at Ashland, where his significant transaction experience included: IPO / spin-off of Valvoline ($5.3 billion transaction value); acquisition of International Specialty Products ($3.2 billion transaction value) and Hercules ($3.4 billion transaction value); sale of Ashland Water Technologies ($1.8 billion transaction value), composites business and butanediol facility in Marl, Germany ($1 billion transaction value) and distribution business ($1 billion transaction value). Prior to Ashland, he was a director at PepsiCo from 1992 to 2004, where he led financial planning and analysis for a $9 billion division. Mr. Joy received his bachelor’s degree from Colgate University in Mathematical Economics and his master of management from Kellogg Graduate School of Management at Northwestern University.

Peter J. Ganz has served as our General Counsel & Corporate Secretary since February 2021. He served as Senior Vice President, General Counsel and Secretary and Chief Compliance Officer at Ashland from June 2011 to January 2021, where he was a member of the executive committee and was responsible for managing Ashland’s legal and corporate governance matters, as well as overseeing Ashland’s ethics and compliance, government relations, risk and insurance and real estate functions. Prior to Ashland, he was Executive Vice President, General Counsel and Secretary at Foster Wheeler from September 2005 to January 2010, a publicly traded company, and General Counsel and Secretary at G-I Holdings (formerly GAF Corporation), a group of related companies. Mr. Ganz received his bachelor’s degree from Duke University and his juris doctorate from Harvard Law School.

Teresa A. Harris has served as an independent director since March 2021. She is a finance, strategy and business development executive with experience in industrial technology software. Ms. Harris has served as the Principal of T Harris LLC, where she has provided advising services since 2014. She has served on the board of directors of Altair since 2016, including during its IPO process and listing on the NASDAQ in 2017. Altair is currently a publicly-traded software technology company focused on data analytics, product development, and high-performance computing. She is Chair of the compensation committee and a member of the audit and M&A committees for Altair. Ms. Harris is also on the board of Ziff Davis, a publicly-traded digital media and internet company; Bungie, a privately held technology company which created the Halo and Destiny video game franchises; and USA Climbing, the national governing board for the sport of competition climbing. Ms. Harris also served as Chief Financial Officer of A-List Services, LLC, an educational services provider, from 2017 to 2019, and during which she served as acting Chief Executive Officer for a portion of that time. She was formerly the senior-most U.S. executive for strategy, finance and M&A for Vivendi, a European media company, from 2001 to 2014, where she completed many transactions, including a $5.8 billion transaction with NBC Universal. She began her career as a banker with JP Morgan. Ms. Harris received her bachelor’s degree from Stanford University in Economics and her master of business administration from Yale School of Management in Finance.

Priya Cherain Huskins has served as an independent director since March 2021. Ms. Huskins is an executive advisor for public companies and fast-growing private companies on risk mitigation. She is currently a partner and senior vice president at Woodruff Sawyer, where she has been focused on Director & Officer (D&O) insurance since 2003. In addition to serving on the board of Woodruff Sawyer, Ms. Huskins also serves on the board of Realty Income Corporation, an S&P 500 public company, where she serves on the Corporate Governance and Nominating Committee and is the Chair of the Compensation Committee. She also serves on the board of NMI Holdings, Inc. and is an advisory board member of the Stanford Rock Center for Corporate Governance. She is a former senior associate at Wilson Sonsini Goodrich & Rosati (WSGR), a prominent law firm, where she advised companies on M&A and corporate law transactions. Ms. Huskins received her bachelor’s degree from Harvard College and her juris doctorate from the University of Chicago Law School.

Susan J. Kantor has served as an independent director since March 2021. Ms. Kantor has experience leading international finance, tax, treasury, risk, compliance and technology enablement for global services organizations. She was a National Advisory Partner for PwC from 2011 to 2016, a CFO & Treasurer for PRTM from 1997 to 2011, and a former CFO at Monitor Group from 1995 to 1997. During her time at PRTM, she completed several successful M&A transactions in the U.S. and abroad, including the sale of PRTM to PwC. Ms. Kantor previously served as an executive with Parexel, a clinical research organization, and the Boston Consulting Group. Ms. Kantor is currently on the board of Teknor Apex, a billion dollar privately-held material science company, the board of Guest Services, a hospitality company, the board of Point Pleasant Resort and Audit Committee chair for the International Council on Clean Transportation (ICCT). Ms. Kantor previously served as a board director for Lionbridge Technologies from 2016 to 2017 when it was a publicly held company. She received her bachelor’s degree from Grove City College in Accounting and Business Administration and her CPA in MA.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consists of five members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by a majority of at least 90% of our shares of common stock attending and voting in a stockholder meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our shares of common stock (or, prior to our initial business combination, holders of our founder shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated certificate of incorporation as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee; a compensation committee; and a nominating and corporate governance committee. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor. Susan J. Kantor serves as chairperson of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Susan J. Kantor qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent public registered accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent public registered accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent public registered accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent public registered accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent public registered accounting firm all relationships the public registered accounting firm has with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent public registered accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent public registered accounting firm describing (1) the independent public registered accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor. Teresa A. Harris serves as chairperson of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advise of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor. Priya Cherian Huskins serves as chairperson of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual stockholder meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance policies;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Code of Ethics

We have adopted a code of business conduct and ethics (our “Code of Ethics”) applicable to our directors, officers and employees. You can review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or any waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities, including Anzu Partners, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated certificate of incorporation or alternatively by stockholder approval at stockholder meetings.

All of our officers and certain of our directors have fiduciary and contractual duties to Anzu Partners and to certain companies in which it has invested or to certain other entities. While the risk is partially mitigated as a result of Anzu Partners’ venture funds seeking targets of different enterprise sizes than us, if these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware, subject to his or her fiduciary duties under applicable law. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under applicable law and any other applicable fiduciary duties. In addition, Messrs. Wulfsohn, Joy and Ganz are subject certain non-compete agreements or other obligations with respect to Ashland.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. See “Part I, Item 1A. Risk Factors — Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Part I, Item 1A. Risk Factors — Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”
●	Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 24 months after the closing of our initial public offering or during any Extension Period. However, if our initial stockholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of shares of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own shares of common stock and warrants following our initial public offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
William Wulfsohn	Avient	Specialty formulator	Board Member; Compensation Committee Member; Audit Committee Member
Dr. Whitney Haring-Smith	Anzu Partners	Investment firm	Co-founder & Managing Partner
	Adaptive Surface Technologies	Industrial technology	Board Member
	Voltaiq	Software solutions	Board Member
	Sofregen Medical	Biomaterials	Board Chair
	Partium (fka Slyce Acquisition)	Information technology services	Board Chair
John W. Joy	Anzu Partners	Investment firm	Employee
Peter J. Ganz	Holocaust & Humanity Center	Non-profit	Executive Committee
	Innovators Legal	Law firm	Of Counsel
	Ashland	Specialty chemicals	Consultant
Teresa A. Harris	Altair Engineering, Inc.	Software technology	Board Member, Audit Committee Member, Compensation Committee Chair
	Bungie, Inc.	Video game development	Board Member, Audit Committee Chair, Compensation Committee Member
	USA Climbing	Sports non-profit	Board Member
	Ziff Davis, Inc.	Digital Media	Board Member, Audit Committee Member, ESG Committee Member
Priya Cherian Huskins	Woodruff Sawyer	Insurance	Employee, Compensation Committee Chair, Nominating and Corporate Governance Committee Member, Technology Risk Committee Member
	Realty Income Corporation	REIT	Compensation Committee Chair, Nominating and Corporate Governance Committee Member
	Stanford Rock Center for Corporate Governance	Academia	Advisory Member
	NMI Holdings, Inc.	Insurance	Board Member
Susan J. Kantor	Teknor Apex Company	Specialty chemicals	Board Member
	Guest Services, Inc.	Hospitality	Board Member, Audit Committee Chair
	International Council on Clean Transportation	Non-profit	Board Member, Audit Committee Chair
	Point Pleasant Resort	Travel and leisure	Board Member
	Family & Community Resources	Human Services Non-profit	Board Member, Treasurer

Accordingly, if any of the above directors or officers become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under applicable law. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially adversely affect our ability to identify and pursue business combination opportunities or complete our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares (and their permitted transferees will agree) and public shares held by them in favor of our initial business combination.

Limitation on Liability and Indemnification of Directors and Officers

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will obtain a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.    Executive Compensation.

None of our directors or officers have received any cash compensation for services rendered to us. Until the earlier of the consummation of our initial business combination or our liquidation, we will pay an affiliate of our sponsor a total of $40,520.83 per month for office space, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, directors, officers or our or any of their respective affiliates. In February 2021, our sponsor transferred 25,000 founder shares to each of Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor, our independent directors.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 31, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;
●	each of our directors and officers; and
●	all of our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect the beneficial ownership of warrants included in the Units offered in the initial public offering or the private placement warrants as the warrants are not exercisable within 60 days hereof.

The ownership percentage column below is based on 42,500,000 shares of Class A common stock and 10,625,000 shares of Class B common stock issued and outstanding as of March 31, 2022. All of the Class B common stock are convertible into Class A common stock on a one-for-one basis, as described herein. The following table does not reflect the beneficial ownership of warrants included in the Units offered in the initial public offering or the private placement warrants as the warrants are not exercisable within 60 days hereof.

	Class B Common Stock		Class A Common Stock
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage	Beneficially	Percentage of	Voting
Name of Beneficial Owners (1)	Owned(2)	of Class	Owned	Class	Control
Aristeia Capital, LLC(3)	—	—	2,671,926	6.3%	5.0%
Glazer Capital, LLC(4)	—	—	2,975,428	7.0%	5.6%
Anzu SPAC GP I LLC (our sponsor)(5)	10,550,000	99.3%	—	—	19.9%
Dr. Whitney Haring-Smith	—	—	—	—	—
William Wulfsohn	—	—	—	—	—
John W. Joy	—	—	—	—	—
Peter J. Ganz	—	—	—	—	—
Teresa A. Harris	25,000	*	—	—	*
Priya Cherian Huskins	25,000	*	—	—	*
Susan J. Kantor	25,000	*	—	—	*
All officers and directors as a group	75,000	*	—	—	*
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Anzu Special Acquisition Corp I, 12610 Race Track Road, Suite 250 Tampa, FL 33626.
(2)	Interests shown consist solely of founder shares, classified as shares of our Class B common stock. Such shares will convert into shares of our Class A common stock on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”
(3)	Based on Schedule 13G filed with the SEC on February 14, 2022. The principal business address of Aristeia Capital, LLC is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(4)	Based on Schedule 13G filed with the SEC on February 14, 2022. The principal business address of Glazer Capital, LLC is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5)	Anzu SPAC GP I LLC, our sponsor, is the record holder of the shares of our Class B common stock reported herein. Whitney Haring-Smith, David Seldin and David Michael share voting and investment control over shares held by our sponsor by virtue of their shared control of our sponsor.

Immediately after our initial public offering, our initial stockholders beneficially owned 20.0% of the then issued and outstanding shares of common stock and will have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our initial stockholders, officers and directors have (and their permitted transferees, as applicable, will agree) agreed to vote any founder shares and any public shares held by them in favor of our initial business combination.

Our sponsor and our directors and officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On December 30, 2020, our sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On February 19, 2021, we effected a stock dividend of 2,875,000 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 10,062,500 founder shares. In February 2021, our sponsor transferred 25,000 founder shares to each of Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor, our independent directors. On March 1, 2021, we effected a stock dividend of 2,012,500 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 12,075,000 founder shares. On April 14, 2021, our sponsor forfeited 1,450,000 founder shares following the expiration of the unexercised portion of underwriters’ over-allotment option.

Private Placement Warrants

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 12,400,000 private placement warrants to our sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option, we issued an additional 100,000 private placement warrants to our sponsor. The private placement warrants were sold at a price of $1.00 per private placement warrant, generating aggregate gross proceeds of $12,500,000. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon the exercise of the private placement warrants will not be transferable, assignable, or salable until 30 days after the completion of our initial business combination, subject to certain limited exceptions. Additionally, the private placement warrants are exercisable on a cashless basis and are non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by us and exercisable by such holders on the same basis as the public warrants.

Business Combination Opportunities

If any of our directors or officers becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our directors and officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Administrative Services Agreement

We have entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we will pay a total of $40,520.83 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our sponsor will be paid a total of $972,500 ($40,520.83 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Reimbursement of Expenses

Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out- of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, directors, officers or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Related Party Notes

On December 30, 2020, we issued an unsecured promissory note to the sponsor, pursuant to which we could borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and was payable on the earlier of (i) March 31, 2022 or

(ii) the completion of our initial public offering. This loan was repaid upon completion of our initial public offering out of the offering proceeds that were not held in the trust account. The facility is no longer available.

In addition, on March 29, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,500,000 to us as a working capital loan, of which $750,000 was outstanding as of the date of this Annual Report. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post- combination business to determine executive officer and director compensation.

Registration Rights

The holders of the founder shares, private placement warrants and any warrants that may be issued on conversion of working capital loans (and any shares of our Class A common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) will be entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of our Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Transaction Policy

Our board of directors has adopted a written related person transaction approval policy (“the Related Party Transaction Policies and Procedures” or the “policy”) to further the goal of ensuring that any related person transaction is properly reviewed, approved by the audit committee, and fully disclosed in accordance with the rules and regulations of the SEC and the Nasdaq. The policy applies to transactions or arrangements between us and any related person, including directors, director nominees, executive officers, greater than 5% stockholders and the immediate family members of each of these groups (the “Related Persons”). They do not, however, apply with respect to general conflicts between the interests of us and our employees, officers and directors, including issues relating to engaging in a competing business and receiving certain benefits from us, such as loans or guarantees of obligations, which are reported and handled in accordance with our Code of Ethics and other procedures and guidelines implemented by us from time to time.

Under the policy, the Related Person is responsible for identifying and reporting to the audit committee any proposed related person transaction. In the event the Chief Executive Officer determines that it is impractical or undesirable to wait until an audit committee meeting can be convened in order to review a transaction with Related Person, the Chairperson of the audit committee may act as an authorized subcommittee on behalf of the audit committee to review the such transaction, so long as the Chairperson is a disinterested member with respect to such transaction. After considering all the facts and circumstances available to the audit committee, the audit committee will approve, ratify or reject the transaction, in its discretion. All approved transactions with Related Persons will be disclosed to the full board of directors.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that each of Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor is an independent director under applicable SEC and Nasdaq listing standards.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.    Principal Accounting Fees and Services.

The following table presents fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered by Withum for the audit of our financial statements for the year ended December 31, 2021 and for the period from December 28, 2020 (inception) through December 31, 2020 and fees billed for other services rendered for those periods:

	For the Year ended	For the Period from December 28, 2020
	December 31, 2021	(inception) through December 31, 2020
Audit Fees (1)	$169,650	$—
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$7,725	$2,575
All Other Fees (4)	$—	$—
Total	$177,375	$2,575
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and the reviews of our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings, including in connection with review of registration statements and consents.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

The Audit Committee considered whether providing the non-audit services shown in this table was compatible with maintaining Withum’s independence and concluded that it was.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

The financial statements listed in the Index to Financial Statements beginning on page F-1 are filed as part of this Annual Report.

(a)(2) Financial Statement Schedules

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes listed in the Index to Financial Statements beginning on page F-1.

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
4.2	Specimen Share of Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
4.4

Warrant Agreement, dated March 1, 2021, between the Company and American Stock Transfer & Trust Company, as arrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

4.5*	Description of Securities.
10.1

Promissory Note, dated December 30, 2020, issued to Anzu SPAC GP I LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).

10.2

Letter Agreement, dated March 1, 2021, among the Company, the Sponsor and the Company’s officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.3

Investment Management Trust Agreement, dated March 1, 2021, between the Company and American Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.4

Registration Rights Agreement, dated March 1, 2021, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.5

Administrative Services Agreement, dated March 1, 2021, between the Company and Anzu Partners, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.6

Sponsor Warrant Purchase Agreement, dated March 1, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.7	Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).
10.8

Securities Subscription Agreement, dated December 30, 2020, between the Company and Anzu SPAC GP I LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).

Exhibit Number	Description of Exhibit

10.9	Form of Forward Purchase Agreement (Forward Purchase Securities) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2021).
10.10	Form of Forward Purchase Agreement (Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2021).
14	Form of Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101)
*	Filed herewith
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANZU SPECIAL ACQUISITION CORP I

By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer

Date:	March 31, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Whitney Haring-Smith, John W. Joy and William Wulfsohn and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ William Wulfsohn	Chairman of the Board of Directors	March 31, 2022
William Wulfsohn

/s/ Dr. Whitney Haring-Smith	Chief Executive Officer & Director (principal executive officer)	March 31, 2022
Dr. Whitney Haring-Smith

/s/ John W. Joy	Chief Financial Officer (principal financial and accounting officer)	March 31, 2022
John W. Joy

/s/ Teresa A. Harris	Director	March 31, 2022
Teresa A. Harris

/s/ Priya Cherian Huskins	Director	March 31, 2022
Priya Cherian Huskins

/s/ Susan J. Kantor	Director	March 31, 2022
Susan J. Kantor

ANZU SPECIAL ACQUISITION CORP I

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
Anzu Special Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Anzu Special Acquisition Corp I (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from December 28, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from December 28, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 4, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2022

PCAOB ID Number 100

Anzu Special Acquisition Corp I

Balance Sheets

	December 31, 2021	December 31, 2020
ASSETS:
Current Assets:
Cash	$149,845	$25,000
Prepaid expenses	713,322	—
Total Current Assets	863,167	25,000
Investments held in Trust Account	425,037,665	—
Forward Purchase Agreement Assets	1,002,789	—
Deferred offering costs associated with proposed public offering	—	94,992
Total assets	$426,903,621	$119,992

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$618,742	$95,693
Accrued expenses	2,059,431	—
Total current liabilities	2,678,173	95,693
Deferred underwriting fee payable	14,875,000	—
Derivative warrant liabilities	21,063,972	—
Total liabilities	38,617,145	95,693

Commitments and Contingencies

Class A common stock, $0.0001 par value; 42,500,000 and 0 shares issued and outstanding subject to possible redemption at $10.00 per share redemption value as of December 31, 2021 and December 31, 2020, respectively	425,000,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 42,500,000 shares subject to possible redemption) as of December 31, 2021 and December 31, 2020	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 and 12,075,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	1,063	1,208
Additional paid-in capital	—	23,792
Accumulated deficit	(36,714,587)	(701)
Total stockholders’ equity (deficit)	(36,713,524)	24,299
Total liabilities and stockholders’ equity (deficit)	$426,903,621	$119,992

See accompanying notes to financial statements.

Anzu Special Acquisition Corp I

Statements of Operations

		For the Period from
		December 28, 2020
	For Year Ended	(Inception) through
	December 31,	December 31,
	2021	2020

Operating expenses:
Formation and operating costs	$5,204,970	$701
Loss from operations	(5,204,970)	(701)

Other income (expense):
Interest earned on marketable securities held in Trust Account	37,665	—
Offering costs allocated to warrant liabilities	(782,812)	—
Change in fair value of Forward Purchase Agreements	232,789	—
Change in fair value of warrant liabilities	5,465,695	—
Net Loss	$(251,633)	$(701)

Weighted average number of Class A common stock, basic and diluted	35,224,658	—
Basic and diluted net income (loss) per common stock, Class A	$(0.01)	$—
Weighted average shares outstanding of Class B common stock, basic and diluted	10,589,629	8,750,000
Basic and diluted net income (loss) per common stock, Class B	$(0.01)	$(0.00)

See accompanying notes to financial statements.

Anzu Special Acquisition Corp I

Statements of Changes in Stockholders’ Equity (Deficit)

For the Year Ended December 31, 2021 and the Period from December 28, 2020 (Inception) through December 31, 2020

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 28, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	12,075,000	1,208	23,792	—	25,000
Net loss	—	—	—	—	—	(701)	(701)
Balance as of December 31, 2020	—	—	12,075,000	1,208	23,792	(701)	24,299
Forfeiture of Founder Shares	—	—	(1,450,000)	(145)	145	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(23,937)	(37,232,253)	(37,256,190)
Issuance of Forward Purchase Agreements	—	—	—	—	—	770,000	770,000
Net loss	—	—	—	—	—	(251,633)	(251,633)
Balance as of December 31, 2021	—	$—	10,625,000	$1,063	$—	$(36,714,587)	$(36,713,524)

See accompanying notes to financial statements.

Anzu Special Acquisition Corp I

Statements Of Cash Flows

		For the Period from
	Year Ended	December 28, 2020
	December 31,	(Inception) through
	2021	December 31, 2020

Cash flow from operating activities:
Net loss	$(251,633)	$(701)
Adjustments to reconcile net loss to net cash used in operating activities:		—
Amortization of prepaid expense	499,699	—
Change in fair value of warrant liabilities	(5,465,695)	—
Change in fair value of Forward Purchase Agreements	(232,789)	—
Offering costs allocated to warrant liabilities	782,812	—
Interest earned on marketable securities held in Trust Account	(37,665)	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(1,213,021)	—
Accounts payable	618,040	—
Accrued expenses	2,059,431	701
Net cash used in operating activities	(3,240,821)	—

Cash flows from investing activities:
Investment of cash in Trust Account	(425,000,000)	—
Net cash used in investing activities	(425,000,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, Gross	425,000,000	25,000
Proceeds from sale of Private Placement Warrants	12,500,000	—
Payment of offering costs	(9,134,334)	—
Net cash provided by financing activities	428,365,666	25,000

Net increase in cash	124,845	25,000
Cash at beginning of period	25,000	—
Cash at end of period	$149,845	$25,000

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fees payable	$14,875,000	$—
Deferred offering costs included in accounts payable	$(94,992)	$—
Deferred offering costs associated with proposed public offering	$94,992	$—
Accretion of Class A common stock to redemption amount	$(37,256,190)	$—
Initial classification of Forward Purchase Agreements	$(770,000)	$—

See accompanying notes to financial statements.

Anzu Special Acquisition Corp I

Notes to Financial Statements

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the IPO described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

Trust Account

Following the closing of the IPO on March 4, 2021, $420,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”). Following the closing of the underwriters’ over-allotment option on April 14, 2021, an additional $5,000,000 ($10.00 per Unit) from the net proceeds of the sale of the additional Units and Private Placement Warrants was placed in the Trust Account. The funds in the Trust Account are invested in a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of (1) the Company’s completion of a Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed a Business Combination by March 4, 2023, subject to applicable law. Based on current interest rates, the Company expects that interest earned on the Trust Account will be sufficient to pay taxes.

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

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination, either (i) in connection with a stockholder meeting called to approve such Business Combination or (ii) by means of a tender offer. The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account, calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. The per-share amount to be distributed to the public stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. As a result, shares of common stock were recorded at their redemption amount and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

The Company has until March 4, 2023 (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by the Company’s stockholders (an “Extension Period”)) to complete its initial Business Combination. If the Company does not complete a Business Combination by March 4, 2023, or during any Extension Period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if it fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. The initial stockholders (the Sponsor and the three directors that hold Founder Shares (as defined in Note 5) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. However, if the initial stockholders acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete its initial Business Combination within the allotted 24-month time frame.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of December 31, 2021 and December 31, 2020, the Company had approximately $149,845 and $25,000 in its operating bank accounts, respectively, and working capital deficits of $(1,815,006) and $(70,693), respectively.

Prior to the completion of the Initial Business Combination, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated

Anzu Special Acquisition Corp I

Notes to Financial Statements

to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by March 4, 2023, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of December 31, 2021 and December 31, 2020 and the results of operations and cash flows for the periods presented. Operating results for the year ended December 31, 2021 and the period from December 28, 2020 (inception) through December 31, 2020 are not necessarily indicative of results that may be expected for the full year or any other period.

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 and 2020.

Cash Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in the Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At December 31, 2021 and December 31, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders' equity. The Company's Class A common stock features certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company's balance sheet. There was no Class A common stock issued or outstanding as of December 31, 2020.

Anzu Special Acquisition Corp I

Notes to Financial Statements

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of December 31, 2021, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) had been incurred. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021, amounted to $280,500 consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of December 31, 2021, offering costs in the aggregate of $782,812 have been charged to the Company’s statement of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to stockholders’ equity. As of December 30, 2020, deferred offering costs of $94,992 had been incurred.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using binomial lattice model at the date of issuance. As of December 31, 2021, the Company's public warrants were measured based on quoted prices in active markets, and the private placement warrants are categorized as a Level 2 following the public price.

FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

The Company accounts for its forward purchase agreements (collectively, the “Forward Purchase Agreements” or “FPAs”) issued as derivative FPA assets in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA instruments as assets at fair value and adjusts the instruments to fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the FPAs has been estimated using observable inputs at the date of issuance. As of December 31, 2021, the Company's FPAs are categorized as a Level 3 following public warrants’ price.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the year, excluding common stock shares subject to forfeiture.

The Company’s statements of operations include a presentation of income (loss) per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common share does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

A reconciliation of net loss per common stock is as follows:

	Year Ended December 31, 2021
	Class A	Class B
Allocation of net loss	$(193,470)	$(58,163)
Weighted average shares outstanding, basic and diluted	35,224,658	10,589,629
Basic and diluted net loss per share	$(0.01)	$(0.01)

Anzu Special Acquisition Corp I

Notes to Financial Statements

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the year ended December 31, 2021 and the period from December 28, 2020 (inception) through December 31, 2020 has been disclosed under Note 11, as well as the deferred tax assets as of December 31, 2021 and December 31, 2020.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

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

Notes to Financial Statements

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

Note 5 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of December 31, 2021, are not subject to forfeiture.

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. The Company had no borrowings under the promissory note at December 31, 2021 or December 31, 2020. The facility is no longer available.

Anzu Special Acquisition Corp I

Notes to Financial Statements

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021 and December 31, 2020 , the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. There was no accrual for administrative service fees as of December 31, 2021 or December 31, 2020. The Company has incurred costs of $405,210 for the year ended December 31, 2021. No such costs were incurred for the period from December 28, 2020 (inception) through December 31, 2020.

Note 6 - Commitments and Contingencies

Registration and Stockholder Rights

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

Forward Purchase Agreements

On December 6, 2021, the Company entered into Forward Purchase Agreements with certain institutional investors and anchored by Arena Capital Advisors, LLC and Fir Tree Partners (collectively, the “Forward Purchasers”), pursuant to which the Forward Purchasers have agreed, subject to certain conditions, to purchase the following:

●	up to an aggregate of $80,000,000 of unsecured convertible notes of the Company (“Convertible Notes”) immediately prior to the closing of the Company’s Business Combination. The terms of the Convertible Notes, including the terms on which the Convertible Notes will convert into shares of the Company’s Class A common stock, will be negotiated by the Company and the Forward Purchasers, each acting in its sole discretion, prior to the issuance of the Convertible Notes. The aggregate total of up to $80,000,000 from the issuance of the Convertible Notes would be received by the Company upon the closing of the Company’s Business Combination.
●	up to an aggregate of 4,000,000 forward purchase securities of the Company (the “Forward Purchase Securities”) for $10.00 per Forward Purchase Security, or an aggregate total of up to $40,000,000, immediately prior to the Business Combination Closing. Each Forward Purchase Security would consist of one share of Class A common stock issued and sold by the Company and one-sixth of one warrant transferred by the Sponsor for no value, with each whole redeemable warrant exercisable to purchase one share of Class A common stock for $11.50 per share. The aggregate total of up to $40,000,000 from the issuance of the Forward Purchase Securities would be received by the Company upon the closing of the Company’s Business Combination.

The shares of Class A common stock included in the Forward Purchase Securities would have the same terms as the Company’s publicly traded shares of Class A common stock. The warrants included in the Forward Purchase Securities would have the same terms as the private placement warrants held by the Sponsor and would be subject to the terms of the Warrant Agreement, dated March 1, 2021, entered into between the Company and American Stock Transfer & Trust Company, as Warrant Agent, in connection with the Company’s initial public offering (the “Warrant Agreement”).

In addition, under the Forward Purchase Agreements, if the Company determines to raise capital by the private placement of equity securities in connection with the closing of the Company’s Business Combination (the “New Equity Securities”), the Company shall first make an offer to the Forward Purchasers to purchase the securities then offered on the same terms as such New Equity Securities, in an aggregate amount of up to $120,000,000. Any commitment by any Forward Purchaser under any of the Forward Purchase Agreements to purchase New Equity Securities is subject to and conditioned upon the acceptance of the Company’s offer by such Forward Purchaser, following the Company’s notification to such Forward Purchaser of its intention to offer the New Equity Securities.

Pursuant to the Forward Purchase Agreements, the Forward Purchasers will be entitled to registration rights with respect to shares of Class A common stock underlying the Convertible Notes, the shares of Class A common stock and warrants included in the Forward Purchase Securities, and the New Equity Securities.

As of December 31, 2021, there is nothing outstanding on the Convertible Notes and no action has been taken on the Forward Purchase Securities other than the initial contract agreement.

Note  7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021 and December 31, 2020, there were 42,500,000 and 0 shares of Class A common stock outstanding, respectively, all of which were subject to possible redemption. These shares are valued at the IPO price of $10 per share, due to the stockholder rights to the trust proceeds, for a total of $425,000,000 and $0 as of December 31, 2021 and December 31, 2020, respectively.

Anzu Special Acquisition Corp I

Notes to Financial Statements

At December 31, 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$425,000,000
Less:
Proceeds allocated to Public Warrants	(14,026,667)
Class A common stock issuance costs	(23,229,523)
Plus:
Accretion of carrying value to redemption value	37,256,190
Class A common stock subject to possible redemption	$425,000,000

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there were no shares of Class A common stock issued and outstanding. As of December 31, 2021 and December 31, 2020, there were 42,500,000 and 0 shares of Class A common stock issued and outstanding, respectively, which are all subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. December 31, 202131, 2020, there were 7,187,500 shares of Class B common stock issued and outstanding. At December 31, 2021, there were 10,625,000 of Class B common stock issued, of which an aggregate of up to 1,575,000 shares were subject to forfeiture as of December 31, 2020 to the extent that the underwriters’ over-allotment option is not exercised in full or in part. On February 19, 2021, the Company effected a stock dividend of 2,875,000 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 shares of Class B common stock. On March 1, 2021, the Company effected a stock dividend of 2,012,500 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of up to 12,075,000 shares of Class B common stock, of which an aggregate of up to 1,575,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

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

Notes to Financial Statements

Note 9 – Fair Value Measurements

Level 1 assets include investments in money market funds that invest solely in U.S. Government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Besides what had been disclosed above, there were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.

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

The asset for the FPAs was valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPAs over the public trading price of the Company’s Units and is considered to be a Level 3 fair value measurement. The valuation is then adjusted to reduce the value of the FPAs for the value of warrants. The model utilizes key inputs including risk free interest rates based on US treasury rates.

The following table presents information about the Company’s assets that are measured on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets	Observable	Unobservable
December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,037,665	$—	$—
Forward Purchase Agreements	—	—	1,002,789
Fair Value at December 31, 2021	$425,037,665	$—	$1,002,789
Liabilities:
Public Warrant liability	$11,190,235	$—	$—
Private Warrant liability	—	9,873,737	—
Fair Value at December 31, 2021	$11,190,235	$9,873,737	$—

Anzu Special Acquisition Corp I

Notes to Financial Statements

The following table provides the rollforward for the Level 3 investments as of December 31, 2021:

Level 3 Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	(4,363,000)
Transfers from Level 3 to Level 1 investments	(14,000,000)
Warrants Issued on April 12, 2021	103,000
Transfers from Level 3 to Level 2 investments	(8,000,000)
FPA assets at December 6, 2021	(770,000)
Changes in fair value of FPAs	(232,789)
Level 3 investments (at asset position) at December 31, 2021	$(1,002,789)

The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

December 31, 2021
Unit Price	$10.00
Remaining Term (in years)	0.5
Risk-free rate	0.19%

Note 10 - Warrant Liabilities

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by March 4, 2023, or during any Extension Period, and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

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

The Company has outstanding an aggregate of 26,666,666 warrants, including 14,166,666 public warrants and 12,500,000 private warrants, and 0 warrants as of December 31, 2021 and December 31, 2020, respectively, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 3 and 4).

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company records a derivative liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the binomial lattice model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $26,260,000 of warrant liabilities upon issuance as of March 4, 2021. For the year ended December 31, 2021, the Company recorded a change in the fair value of the warrant liabilities in the amount of $(5,465,695) on the statement of operations, resulting in warrant liabilities of $21,063,972 as of December 31, 2021 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at March 4, 2021	$26,260,000
Warrants Issued on April 12, 2021	269,667
Change in fair value of warrant liabilities	(5,465,695)
Warrant liabilities at December 31, 2021	$21,063,972

The estimated fair value of the public warrant liability is based on quoted prices in active markets as of the measurement date. The estimated fair value of the private warrant liability is determined using public price.

Note 11 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible.

Anzu Special Acquisition Corp I

Notes to Financial Statements

The income tax provision consists of the following:

Year Ended December 31,
2021
Current
Federal	$—
State	—
Deferred
Federal	(1,085,134)
State	—
Valuation allowance	1,085,134
Income tax provision	$—

The Company’s net deferred tax assets are as follows:

December 31,
2021
Deferred tax assets:
Net operating loss carryover	$7,910
Start-up/Organization costs	(1,093,044)
Total deferred tax assets	(1,085,134)
Valuation allowance	1,085,134
Deferred tax asset, net of allowance	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the year ended December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
Cost allocated to warrants	65.33%
Change in fair value of warrant liabilities	(456.14)%
Change in fair value of FPAs	(19.43)%
Change in valuation allowance	389.24%
Effective Tax Rate	0.00%

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Note 12 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through March 31, 2022, the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events besides what disclosed below that would have required adjustment or disclosure in the financial statements.

Anzu Special Acquisition Corp I

Notes to Financial Statements

On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a Working Capital Loan. The Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of the Company’s initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of March 29, 2022, $750,000 was outstanding under the Working Capital Loan.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.