Form 10-Q
period 2022-03-31
Anzu Special Acquisition Corp I
filed 2022-05-16
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, the registrant had 42,500,000 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current Assets:
Cash	$127,105	$149,845
Prepaid Expenses	617,172	713,322
Total Current Assets	744,277	863,167
Investments held in Trust Account	425,078,075	425,037,665
Forward purchase agreement assets	515,540	1,002,789
Total assets	$426,337,892	$426,903,621

Liabilities, Class A Common Stock Subject to Redemption, and Stockholders' Deficit
Current liabilities:
Accounts payable	$658,899	$618,742
Accrued Expenses	2,639,470	2,059,431
Working capital loan - related party	750,000	—
Total current liabilities	4,048,369	2,678,173

Deferred underwriting fee payable	14,875,000	14,875,000
Derivative warrant liabilities	6,666,666	21,063,972
Total liabilities	25,590,035	38,617,145

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 400,000,000 shares authorized; 42,500,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021 at $10.00 redemption value	425,000,000	425,000,000
Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 issued and outstanding (excluding 42,500,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,063	1,063
Additional paid-in capital	—	—
Accumulated deficit	(24,253,206)	(36,714,587)
Total stockholders' deficit	(24,252,143)	(36,713,524)
Total liabilities, Class A Common Stock Subject to Redemption, and stockholders' deficit	$426,337,892	$426,903,621

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021

Operating expenses:
Formation and operating costs	$1,489,086	$966,277
Loss from operations	(1,489,086)	(966,277)

Other income (expense):
Interest earned on marketable securities held in Trust Account	40,410	7,841
Change in fair value of Forward Purchase Agreements	(487,249)	—
Change in fair value of warrant liabilities	14,397,306	(512,000)
Net income (loss)	$12,461,381	$(1,470,436)

Weighted average number of Class A common stock, basic and diluted	42,500,000	12,741,573
Basic and diluted net income (loss) per common stock, Class A	$0.23	$(0.06)
Weighted average shares outstanding of Class B common stock, basic and diluted	10,625,000	10,500,000
Basic and diluted net income (loss) per common stock, Class B	$0.23	$(0.06)

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the Three Months Ended March 31, 2022

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	10,625,000	$1,063	$—	$(36,714,587)	$(36,713,524)
Net income	—	—	—	12,461,381	12,461,381
Balance as of March 31, 2022 (unaudited)	10,625,000	$1,063	$—	$(24,253,206)	$(24,252,143)

For the Three Months Ended March 31, 2021

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	12,075,000	$1,208	$23,792	$(701)	$24,299
Accretion for Class A common stock to redemption amount	—	—	(23,792)	(36,785,232)	(36,809,024)
Net loss	—	—	—	(1,470,436)	(1,470,436)
Balance as of March 31, 2021 (unaudited)	12,075,000	$1,208	$—	$(38,256,369)	$(38,255,161)

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements Of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021

Cash flow from operating activities:
Net income (loss)	$12,461,381	$(1,470,436)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of prepaid expense	188,817	—
Change in fair value of warrant liabilities	(14,397,306)	512,000
Change in fair value of Forward Purchase Agreements	487,249	—
Deferred offering costs	—	867,544
Interest earned on marketable securities held in Trust Account	(40,410)	(7,841)
Changes in operating assets and liabilities:
Due to related party	—	13,803
Prepaid expenses	(92,667)	(1,150,976)
Accounts payable	40,157	(13,069)
Accrued expenses	580,039	—
Net cash used in operating activities	(772,740)	(1,248,975)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(420,000,000)
Net cash used in investing activities	—	(420,000,000)

Cash flows from financing activities:
Proceeds received from Initial Public Offering of Units, net of commissions	—	411,600,000
Proceeds from the sale of private warrants	—	12,400,000
Proceeds from working capital loan-related party	750,000	—
Payment of offering costs	—	(621,574)
Net cash provided by financing activities	750,000	423,378,426

Net change in cash	(22,740)	2,129,451
Cash at beginning of period	149,845	25,000
Cash at end of period	$127,105	$2,154,451

Supplemental disclosure of non-cash financing activities:
Initial warrant liability	$—	$26,260,000
Deferred underwriting fees payable	$—	$14,700,000

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

(Unaudited)

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the IPO described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Trust Account

Following the closing of the IPO on March 4, 2021, $420,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”). Following the closing of the underwriters’ over-allotment option on April 14, 2021, an additional $5,000,000 ($10.00 per Unit) from the net proceeds of the sale of the additional Units and Private Placement Warrants was placed in the Trust Account. The funds in the Trust Account are invested in a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of (1) the Company’s completion of a Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed a Business Combination by March 4, 2023 or during any Extension Period (as defined below), subject to applicable law. Based on current interest rates, the Company expects that interest earned on the Trust Account will be sufficient to pay taxes.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

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

Going Concern

As of March 31, 2022 and December 31, 2021, the Company had approximately $127,105 and $149,845 in its operating bank accounts, respectively, and working capital deficits of $(3,304,092) and $(1,815,006), respectively.

Prior to the completion of the Initial Business Combination, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a working capital loan (the “Working Capital Loan”) (see Note 5). As of March 31, 2022, and December 31, 2021, there was $750,000 and $0 outstanding the Working Capital Loan, respectively.

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company, except pursuant to the Working Capital Loan described above. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by March 4, 2023 or during any Extension Period, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 and the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the full year or any other period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders' equity. The Company's Class A common stock features certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company's balance sheet. There was no Class A common stock issued or outstanding as of March 31, 2022 and December 31, 2021, classified as permanent equity.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary stockholders’ equity upon the completion of the IPO. Accordingly, as of March 31, 2022 and December 31, 2021, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) had been incurred. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021, amounted to $280,500 consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of March 31, 2022 and December 31, 2021, offering costs in the aggregate of $782,812 have been charged to the Company’s statement of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature except for the derivative warrant liabilities and forward purchase agreement asset (see Note 9).

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

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using binomial lattice model at the date of issuance. As of March 31, 2022 and December 31, 2021, the Company's public warrants were measured based on quoted prices in active markets, and the private placement warrants are categorized as a Level 2 following the public price.

FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

The Company accounts for its forward purchase agreements (collectively, the “Forward Purchase Agreements” or “FPAs”) issued as derivative FPA assets in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA instruments as assets at fair value and adjusts the instruments to fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the FPAs has been estimated using observable inputs at the date of issuance. As of March 31, 2022 and December 31, 2021, the Company's FPAs are categorized as a Level 3 measurement as they are valued using the time-discounted spread of the fixed purchase price of the Company's units pursuant to the FPAs over the public trading price of the Company's Units.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the year, excluding common stock shares subject to forfeiture. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.

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

A reconciliation of net loss per common stock is as follows:

	Three Months Ended March 31,
	2022

Basic and diluted income (loss) per share	$12,461,381	Net Income (loss)

	Class A	Class B
Allocation of net income (loss)	9,969,105	2,492,276
Weighted average shares outstanding	42,500,000	10,625,000
Basic net income (loss) per share	$0.23	$0.23

Weighted average shares outstanding	42,500,000	10,625,000
Diluted net income (loss) per share	$0.23	$0.23

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the three months ended March 31, 2022 and the three months ended March 31, 2021 has been disclosed under Note 11, as well as the deferred tax assets as of March 31, 2022 and December 31, 2021. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Working Capital Loan – Related Party

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an "embedded derivative" as defined in ASC 815. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company's equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statement of operations. The Working Capital Loan has a conversion feature that allows for converting the loan into warrants, and is carried at fair value.

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

Notes to Condensed Financial Statements

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

Note 5 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of March 31, 2022 and December 31, 2021 are not subject to forfeiture.

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. The Company had no borrowings under the promissory note at March 31, 2022 or December 31, 2021. The facility is no longer available.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Working Capital Loans — Related Party

On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a Working Capital Loan. The Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of the Company’s initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of March 31, 2022 and December 31, 2021, there was $750,000 and $0 outstanding under the Working Capital Loan, respectively. The Working Capital Loan is recorded at fair value of $750,000.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. There was no accrual for administrative service fees as of March 31, 2022 or December 31, 2021. The Company has incurred costs of $121,563 for the three months ended March 31, 2022 and $40,521 which was incurred after completion of the IPO on March 4, 2021.

Diligence Services

The Company has agreed to pay or reimburse an affiliate of the Sponsor for certain fees and out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as performing due diligence on suitable business combination opportunities. As of March 31, 2022 and December 31, 2021, there was $551,863 and $314,367, respectively, accrued for such fees and expenses. The Company paid an affiliate of the Sponsor $417,185 for such fees and expenses during the year ended December 31, 2021. The Company incurred $237,469 of such fees and expenses for the three months ended March 31, 2022, and $0 for the three months ended March 31, 2021, as costs were not incurred until the IPO was completed.

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

Notes to Condensed Financial Statements

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

As of March 31, 2022 and December 31, 2021, there is nothing outstanding on the Convertible Notes and no action has been taken on the Forward Purchase Securities other than the initial contract agreement.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Note  7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 42,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. These shares are valued at the IPO price of $10.00 per share, due to the stockholder rights to the trust proceeds, for a total of $425,000,000 as of March 31, 2022 and December 31, 2021.

At March 31, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$425,000,000
Less:
Proceeds allocated to Public Warrants	(14,026,667)
Class A common stock issuance costs	(23,229,523)
Plus:
Accretion of carrying value to redemption value	37,256,190
Class A common stock subject to possible redemption	$425,000,000

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued and outstanding. As of March 31, 2022 and December 31, 2021, there were 42,500,000 shares of Class A common stock issued and outstanding, which are all subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 10,625,000 shares of Class B common stock issued and outstanding. On February 19, 2021, the Company effected a stock dividend of 2,875,000 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 shares of Class B common stock. On March 1, 2021, the Company effected a stock dividend of 2,012,500 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of up to 12,075,000 shares of Class B common stock, of which an aggregate of up to 1,575,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

Only holders of the Class B common stock have the right to vote on the election of directors prior to a Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Besides what had been disclosed above, there were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.

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

The asset for the FPAs was valued using the time-discounted spread of the fixed purchase price of the Company's units pursuant to the FPAs over the public trading price of the Company's Units and is considered to be a Level 3 fair value measurement. The valuation is then adjusted to reduce the value of the FPAs for the value of warrants. The model utilizes key inputs including risk free interest rates based on US treasury rates.

In accounting for the working capital loan, the Company bifurcated a derivative liability representing the conversion option, with a fair value of $750,000 at issuance. To measure the fair value of the derivative liability, the Company compared the calculated value of the working capital loan with the indicated value of the host instrument, defined as the straight-debt component of the working capital loan. The difference between the value of the straight-debt host instrument and the fair value of the working capital loan resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated using a Monte Carlo simulation model, which is a Level 3 fair value measurement.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,078,075	$—	$—
Forward Purchase Agreement	$—	$—	$515,540
Fair Value at March 31, 2022	$425,078,075	$—	$515,540
Liabilities:
Working capital loan – Related Party	$—	$—	$750,000
Public Warrant liability	$3,541,666	$—	$—
Private Warrant liability	$—	$3,125,000	$—
Fair Value at March 31, 2022	$3,541,666	$3,125,000	$750,000

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active Markets	Observable	Unobservable
December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,037,665	$—	$—
Forward Purchase Agreement	$—	$—	$1,002,789
Fair Value at December 31, 2021	$425,037,665	$—	$1,002,789
Liabilities:
Working capital loan-Related Party	$—	$—	$—
Public Warrant liability	$11,190,235	$—	$—
Private Warrant liability	$—	$9,873,737	$—
Fair Value at December 31, 2021	$11,190,235	$9,873,737	$—

The following table provides the roll forward for the Level 3 investments for the three months ended March 31, 2022 and 2021:

FPA assets at December 31, 2021	$(1,002,789)
Working capital loan – Related Party	750,000
Change in fair value of FPA	487,249
FPA assets at March 31, 2022	$234,460

Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	512,000
Warrant liabilities at March 31, 2021	$26,772,000

The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

	March 31, 2022	December 31, 2021
Unit Price	$10.00	$10.00
Remaining Term (in years)	0.75	0.50
Risk-free rate	1.35%	0.19%

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The following table presents the quantitative information regarding Level 3 fair value measurements of the working capital loan:

March 31, 2022
Principal Outstanding	$750,000
Expected Remaining Term (in years)	0.75
Volatility	61.2%
Risk-Free Rate	1.34%

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

Notes to Condensed Financial Statements

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

The Company has outstanding an aggregate of 26,666,666 warrants, including 14,166,666 public warrants and 12,500,000 private warrants as of March 31, 2022 and December 31, 2021, respectively, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 3 and 4).

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company records a derivative liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the binomial lattice model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $26,260,000 of warrant liabilities upon issuance as of March 4, 2021. For the three months ended March 31, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $(14,397,306) on the statement of operations, resulting in warrant liabilities of $6,666,666 as of March 31, 2022 on the balance sheet.

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at March 4, 2021	$26,260,000
Warrants Issued on April 12, 2021	269,667
Change in fair value of warrant liabilities	(5,465,695)
Warrant liabilities at December 31, 2021	21,063,972
Change in fair value of warrant liabilities	(14,397,306)
Warrant liabilities at March 31, 2022	$6,666,666

The estimated fair value of the public warrant liability is based on quoted prices in active markets as of the measurement date. The estimated fair value of the private warrant liability is determined using public price.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May [●], 2022, the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 1, 2022, the Company drew an additional $750,000 on the Working Capital Loan, subject to the same terms as described in Note 5.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the following:

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

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially and adversely affect our ability to negotiate and complete our initial business combination and may materially increase the costs and time related thereto.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward- looking statements, please refer to the Risk Factors section in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on December 28, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as a Business Combination. We completed our initial public offering (“IPO”) on March 4, 2021, which is described below under “Liquidity and Capital Resources.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 and March 31, 2021 related to identifying a target company for a Business Combination, as well those necessary to prepare for our IPO during the three months ended March 31, 2021. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $12,461,381, which consists of operating costs of $1,489,086, offset by change in fair value of warrant liability of $14,397,306, and interest income earned on marketable securities held in the Trust Account of $40,410. For the three months ended March 31, 2021, we had a net loss of $(1,470,436), which consists of operating costs of $966,277 and a change in fair value of warrant liability of $512,000, offset by interest income earned on marketable securities held in the Trust Account of $7,841.

Liquidity and Capital Resources

As of March 31, 2022, we had $127,105 in our operating bank account and negative working capital of $(3,304,092), driven by accrued expenses. As of March 31, 2021, we had $2,154,451 in our operating bank account, and working capital of $3,208,999.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’

over-allotment option) amounted to $24,012,335 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $637,335 of other offering costs. In addition, as of March 31, 2022, $127,105 of cash was held outside of the Trust Account and is available for working capital purposes.

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

On March 29, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a working capital loan (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of the Company’s initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of March 31, 2022 and the date of this Quarterly Report, there was $750,000 and $1,500,000, respectively, outstanding under the Working Capital Loan.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us additional funds as may be required.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than the Working Capital Loan described above and an agreement to pay an affiliate of our Sponsor a monthly fee of $40,251 for office space, administrative and support services, provided to the Company. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified in stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weaknesses in our internal control over financial reporting described below, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of March 31, 2022 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, in connection with the management’s subsequent re-evaluation of its previously issued financial statements, the Company determined that there were errors in its accounting for complex financial instruments. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for temporary equity and that the failure to properly account for such equity and earnings per share constituted a material weakness. This material weakness resulted in the restatement of the Company’s financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify our redeemable common stock.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $631,835 of other offering costs. In addition, as of March 31, 2022, $127,105 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the net proceeds from our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021)

3.2	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1, filed on February 8, 2021)

10.1*	Promissory Note, dated March 29, 2022, issued to Anzu SPAC GP I LLC

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anzu Special Acquisition Corp I

Date:	May 16, 2022	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	May 16, 2022	By:	/s/ John W. Joy
John W. Joy
Chief Financial Officer
(principal financial and accounting officer)