Form 10-Q
period 2022-06-30
Anzu Special Acquisition Corp I
filed 2022-08-15
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the registrant had 42,500,000 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current Assets:
Cash	$476,948	$149,845
Prepaid Expenses	463,740	713,322
Total Current Assets	940,688	863,167
Investments held in Trust Account	425,641,451	425,037,665
Forward purchase agreement assets	585,888	1,002,789
Total assets	$427,168,027	$426,903,621

Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$884,592	$618,742
Accrued Expenses	2,761,544	2,059,431
Working capital loan - related party	1,500,000	—
Income taxes payable	108,315	—
Total current liabilities	5,254,451	2,678,173

Deferred underwriting fee payable	14,875,000	14,875,000
Derivative warrant liabilities	3,200,000	21,063,972
Total liabilities	23,329,451	38,617,145

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 400,000,000 shares authorized; 42,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021 at $10.01 and $10.00 redemption value, respectively	425,290,817	425,000,000
Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 issued and outstanding (excluding 42,500,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,063	1,063
Additional paid-in capital	—	—
Accumulated deficit	(21,453,304)	(36,714,587)
Total stockholders’ equity (deficit)	(21,452,241)	(36,713,524)
Total liabilities, Class A Common Stock Subject to Redemption, and stockholders’ equity (deficit)	$427,168,027	$426,903,621

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Operations

(Unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021

Operating expenses:
Formation and Operating Costs	$901,356	$1,071,142	$2,390,442	$1,254,607
Loss from operations	(901,356)	(1,071,142)	(2,390,442)	(1,254,607)

Other income (loss):
Interest earned on marketable securities held in Trust Account	$563,376	15,376	603,786	23,217
Offering costs allocated to warrant liabilities	—	—	—	(782,812)
Change in fair value of Forward Purchase Agreements	70,348	—	(416,901)	—
Change in fair value of warrant liabilities	3,466,666	1,426,910	17,863,972	914,910
Income (loss) before tax expense	3,199,034	371,144	15,660,415	(1,099,292)
Income tax expense	(108,315)	—	(108,315)	—
Net Income (loss)	3,090,719	371,144	15,552,100	(1,099,292)

Weighted average number of Class A redeemable common stock, basic and diluted	42,500,000	42,433,333	42,500,000	27,750,000
Basic and diluted net income (loss) per common stock, Class A	0.06	0.01	0.29	(0.03)
Weighted average shares outstanding of Class B common stock, basic	10,625,000	10,606,944	10,625,000	10,553,472
Basic net income (loss) per common stock, Class B	0.06	0.01	0.29	(0.03)
Weighted average shares outstanding of Class B common stock, diluted	10,625,000	10,625,000	10,625,000	10,553,472
Diluted net income (loss) per common stock, Class B	0.06	0.01	0.29	(0.03)

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	10,625,000	$1,063	$—	$(36,714,587)	$(36,713,524)
Net income	—	—	—	12,461,381	12,461,381
Balance as of March 31, 2022 (unaudited)	10,625,000	1,063	—	(24,253,206)	(24,252,143)
Net income	—	—	—	3,090,719	3,090,719
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	—	—	—	(290,817)	(290,817)
Balance as of June 30, 2022 (unaudited)	10,625,000	$1,063	$—	$(21,453,304)	$(21,452,241)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	12,075,000	$1,208	$23,792	$(701)	$24,299
Accretion for Class A common stock to redemption amount	—	—	(23,792)	(36,785,232)	(36,809,024)
Net loss	—	—	—	(1,470,436)	(1,470,436)
Balance as of March 31, 2021 (unaudited)	12,075,000	1,208	—	(38,256,369)	(38,255,161)
Accretion for Class A common stock to redemption amount	—	—	(145)	(447,021)	(447,166)
Forfeiture of Founder Shares	(1,450,000)	(145)	145	—	—
Net income (loss)	—	—	—	371,144	371,144
Balance as of June 30, 2021 (unaudited)	10,625,000	$1,063	$—	$(38,332,246)	$(38,331,183)

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements Of Cash Flows

(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2022	2021

Cash flow from operating activities:
Net income (loss)	$15,552,100	$(1,099,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of prepaid expense	175,791	198,241
Change in fair value of warrant liabilities	(17,863,972)	(914,910)
Change in fair value of Forward Purchase Agreements	416,901	—
Deferred offering costs	—	782,812
Interest earned on marketable securities held in Trust Account	(603,786)	(23,217)
Formation and operating expenses founded by Sponsor	—	185,579
Changes in operating assets and liabilities:
Other assets	—	(149,090)
Prepaid expenses	73,791	(1,115,777)
Accounts payable	265,849	53,170
Taxes payable	108,315
Accrued expenses	702,114	428,185

Net cash used in operating activities	(1,172,897)	(1,654,299)

Cash flows from investing activities:
Investment of cash in Trust Account	—	(425,000,000)
Net cash used in investing activities	—	(425,000,000)

Cash flows from financing activities:
Proceeds received from Initial Public Offering of Units, net of commissions	—	425,000,000
Proceeds from the sale of private warrants	—	12,500,000
Proceeds from working capital loan-related party	1,500,000	—
Payment of offering costs	—	(9,131,334)
Net cash provided by financing activities	1,500,000	428,368,666

Net change in cash	327,103	1,714,367
Cash at beginning of period	149,845	25,000
Cash at end of period	$476,948	$1,739,367

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accounts payable	$—	$(91,991)
Deferred offering costs associated with proposed public offering	$—	$94,992
Deferred underwriting fees payable	$—	$14,875,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the IPO described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on proceeds from the IPO held in the Trust Account (as defined below).

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, then the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (other than its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claims of any kind in or to any monies held in the Trust Account.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Going Concern

As of June 30, 2022 and December 31, 2021, the Company had approximately $476,948 and $149,845 in its operating bank accounts, respectively, and working capital deficits of $(4,313,763) and $(1,815,006), respectively.

Prior to the completion of the initial Business Combination, the Company’s liquidity needs have been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a working capital loan (the “Working Capital Loan”) (see Note 5). As of June 30, 2022 and December 31, 2021, there was $1,500,000 and $0 outstanding under the Working Capital Loan, respectively.

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

The Company has until March 4, 2023 to complete an initial Business Combination. If the Company is unable to complete an initial Business Combination by March 4, 2023 or during any Extension Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefore, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheet. There was no Class A common stock issued or outstanding as of June 30, 2022 and December 31, 2021, classified as permanent equity.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary stockholders’ equity upon the completion of the IPO, except those associated with Public Warrants which were expensed. Accordingly, as of June 30, 2022 and December 31, 2021, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) had been incurred. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021, amounted to $280,500 consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of June 30, 2022 and December 31, 2021, offering costs in the aggregate of $782,812 have been charged to the Company’s statement of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to temporary equity.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using binomial lattice model at the date of issuance. As of June 30, 2022 and December 31, 2021, the Company’s public warrants were measured based on quoted prices in active markets, and the private placement warrants are categorized as a Level 2 following the public price.

FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

The Company accounts for its forward purchase agreements (collectively, the “Forward Purchase Agreements” or “FPAs”) issued as derivative FPA assets in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA instruments as assets at fair value and adjusts the instruments to fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the FPAs has been estimated using observable inputs at the date of issuance. As of June 30, 2022 and December 31, 2021, the Company’s FPAs are categorized as a Level 3 measurement as they are valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPAs over the public trading price of the Company’s Units.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the year, excluding common stock shares subject to forfeiture. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.

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

A reconciliation of net loss per common stock is as follows:

	Three months ended		Six months ended		Three months ended		Six months ended
	June 30, 2022		June 30, 2022		June 30, 2021		June 30, 2021

	$3,090,719	Net Income (loss)	$15,552,100	Net Income (loss)	$371,144	Net Income (loss)	$(1,099,292)	Net Income (loss)

Basic and diluted net income (loss) per share

	Class A - temp	Class B	Class A - temp	Class B	Class A - temp	Class B	Class A - temp	Class B
Allocation of net income (loss)	$2,472,575	$618,144	$12,441,680	$3,110,420	$296,915	$74,229	$(879,434)	$(219,858)
Weighted average shares outstanding	42,500,000	10,625,000	42,500,000	10,625,000	42,433,333	10,606,944	27,750,000	10,553,472
Basic net income (loss) per share	$0.06	$0.06	$0.29	$0.29	$0.01	$0.01	$(0.03)	$(0.03)

Weighted average shares outstanding	42,500,000	10,625,000	42,500,000	10,625,000	42,433,333	10,625,000	27,750,000	10,553,472
Diluted net income (loss) per share	$0.06	$0.06	$0.29	$0.29	$0.01	$0.01	$(0.03)	$(0.03)

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the three and six months ended June 30, 2022 is $108,315 and the three and six months ended June 30, 2021 is $0. The Company has recorded a deferred tax payable of $108,315 as of June 30, 2022 and $0 December 31, 2021. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Working Capital Loan – Related Party

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC 815. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the statement of operations. The Working Capital Loan has a conversion feature that allows for converting the loan into warrants, and is carried at fair value.

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

Note 5 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of June 30, 2022 and December 31, 2021 are not subject to forfeiture.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31,2021 or (ii) the completion of the IPO. The Company had no borrowings under the promissory note at June 30, 2022 or December 31, 2021. The facility is no longer available.

Working Capital Loans — Related Party

On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a Working Capital Loan. The Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of the Company’s initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of June 30, 2022 and December 31, 2021, there was $1,500,000 and $0 outstanding under the Working Capital Loan, respectively. The Working Capital Loan is recorded at fair value of $1,500,000.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. There was no accrual for administrative service fees as of June 30, 2022 or December 31, 2021. The Company has incurred costs of $121,563 and $243,126 for the three and six months ended June 30, 2022, respectively, and $40,521 and $162,084 for the three and six months ended June 30, 2021, respectively, which were incurred after completion of the IPO on March 4, 2021. None of these costs were accrued at June 30, 2022 or December 30, 2021.

Diligence Services

The Company has agreed to pay or reimburse an affiliate of the Sponsor for certain fees and out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as performing due diligence on suitable business combination opportunities. As of June 30, 2022 and December 31, 2021, there was $720,435 and $314,367, respectively, accrued for such fees and expenses. The Company paid an affiliate of the Sponsor $417,185 for such fees and expenses during the year ended December 31, 2021. The Company incurred $142,411 and $385,706 of such fees and expenses for the three and six months ended June 30, 2022, respectively, and $190,247 for both the three and six months ended June 30, 2021.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

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

As of June 30, 2022 and December 31, 2021, there is nothing outstanding on the Convertible Notes and no action has been taken on the Forward Purchase Securities other than the initial contract agreement.

Note  7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 these shares were valued at $10.01, due to the stockholder rights to the trust proceeds, for a total of $425,290,817. As of December 31, 2021 these shares were valued at the IPO price of $10.00 per share, due to the stockholder rights to the trust proceeds, for a total of $425,000,000.

At June 30, 2022, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$425,000,000
Less:
Proceeds allocated to Public Warrants	(14,026,667)
Class A common stock issuance costs	(23,229,523)
Plus:
Accretion of carrying value to redemption value	37,256,190
Class A common stock subject to possible redemption at December 31, 2021	425,000,000
Accretion of carrying value to redemption value	290,817
Class A common stock subject to possible redemption at June 30, 2022	$425,290,817

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

Note 8 - Stockholders’ Equity (Deficit)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 42,500,000 shares of Class A common stock issued and outstanding, which are all subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 10,625,000 shares of Class B common stock issued and outstanding. On February 19, 2021, the Company effected a stock dividend of 2,875,000 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 shares of Class B common stock. On March 1, 2021, the Company effected a stock dividend of 2,012,500 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of up to 12,075,000 shares of Class B common stock, of which an aggregate of up to 1,575,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. Besides what had been disclosed above, there were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2022 and $14,000,000 in transfers from level 3 to level 1 for the three and six months ended June 30, 2021.

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

In accounting for the working capital loan, the Company bifurcated a derivative liability representing the conversion option, with a fair value of $1,500,000 at issuance. To measure the fair value of the derivative liability, the Company compared the calculated value of the working capital loan with the indicated value of the host instrument, defined as the straight-debt component of the working capital loan. The difference between the value of the straight-debt host instrument and the fair value of the working capital loan resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated using a Monte Carlo simulation model, which is a Level 3 fair value measurement.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The following table presents information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,641,451	$—	$—
Forward Purchase Agreement	—	—	585,888
Fair Value at June 30, 2022 (unaudited)	$425,641,451	$—	$585,888
Liabilities:
Working capital loan – Related Party	$—	$—	$1,500,000
Public Warrant liability	1,700,000	—	—
Private Warrant liability	—	1,500,000	—
Fair Value at June 30, 2022 (unaudited)	$1,700,000	$1,500,000	$1,500,000

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active Markets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,037,665	$—	$—
Forward Purchase Agreement	—	—	1,002,789
Fair Value at December 31, 2021	$425,037,665	$—	$1,002,789
Liabilities:
Working capital loan-Related Party	$—	$—	$—
Public Warrant liability	11,190,235	—	—
Private Warrant liability	—	9,873,737	—
Fair Value at December 31, 2021	$11,190,235	$9,873,737	$—

The following table provides the roll forward for the Level 3 investments for the three and six months ended June 30, 2022:

FPA assets at December 31, 2021	$(1,002,789)
Change in fair value of FPA	487,249
FPA assets at March 31, 2022 (unaudited)	(515,540)
Change in fair value of FPA	70,348
FPA assets at June 30, 2022 (unaudited)	585,888

Working capital loan at December 31, 2021	—
Issuance of loan	750,000
Working capital loan at March 31, 2022 (unaudited)	750,000
Issuance of loan	750,000
Working capital loan at June 30, 2022 (unaudited)	$1,500,000

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

Unaudited

The following table provides the roll forward for the Level 3 investments for the three and six months ended June 30, 2021:

Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	512,000
Warrant liabilities at March 31, 2021 (unaudited)	26,772,000
Transfers from Level 3 to Level 1 investments	(14,000,000)
Warrants Issued on April 12, 2021 (unaudited)	103,000
Change in fair value of warrant liabilities	(821,885)
Warrant liabilities at June 30, 2021 (unaudited)	$12,053,115

The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

	June 30, 2022	December 31, 2021
Unit Price	$10.00	$10.00
Remaining Term (in years)	0.50	0.50
Risk-free rate	1.06%	0.19%

The following table presents the quantitative information regarding Level 3 fair value measurements of the working capital loan:

June 30, 2022
Principal Outstanding	$1,500,000
Expected Remaining Term (in years)	0.50
Volatility	50.5%
Risk-Free Rate	2.97%

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

Notes to Condensed Financial Statements

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

Notes to Condensed Financial Statements

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

The Company has outstanding an aggregate of 26,666,666 warrants, including 14,166,666 public warrants and 12,500,000 private warrants as of both June 30, 2022 and December 31, 2021, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 3 and 4).

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company records a derivative liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the binomial lattice model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $26,260,000 of warrant liabilities upon issuance as of March 4, 2021. For the three and six months ended June 30, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $(3,466,666) and $(17,863,972), respectively on the statement of operations, resulting in warrant liabilities of $3,200,000 as of June 30, 2022 on the balance sheet.

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

On July 29, 2022, John W. Joy notified the Company of his intention to resign from his position as Chief Financial Officer of the Company. Mr. Joy’s resignation will become effective after the Company files this quarterly report on Form 10-Q.

On July 29, 2022, Peter J. Ganz notified the Company of his resignation from his position as General Counsel & Corporate Secretary of the Company effective July 31, 2022.

On July 29, 2022, Teresa A. Harris notified the Company of her resignation as a member of the Company's board of directors effective immediately.

On July 31, 2022, William Wulfsohn notified the Company of his resignation as a member of the Company's board of directors effective immediately.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, and this Quarterly Report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2022 and 2021 related to identifying and evaluating prospective target companies for a Business Combination, as well those necessary to prepare for our IPO during the first quarter of 2021. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $3,090,719, which consists of a $3,466,666 gain on the change in the fair value of warrant liabilities, $563,376 of interest income earned on marketable securities held in the Trust Account and a $70,348 gain on the change in the fair value of the forward purchase agreements, partially offset by $901,356 of operating costs and $108,315 of income tax expense. For the three months ended June 30, 2021, we had net income of $371,144, which consists of a $1,426,910 gain on the change in the fair value of warrant liabilities and $15,376 of interest income earned on marketable securities held in the Trust Account, partially offset by $1,071,142 of operating costs.

For the six months ended June 30, 2022, we had net income of $15,552,100, which consists of a $17,863,972 gain on the change in fair value of warrant liabilities and $603,786 of interest income earned on marketable securities held in the Trust Account, partially offset by $2,390,442 of operating costs, a $416,901 loss on the change in the fair value of the forward purchase agreements and $108,315 of income tax expense. For the six months ended June 30, 2021, we had a net loss of $1,099,292, which consists of $1,254,607 of operating costs and $782,812 of offering costs allocated to warrant liabilities, partially offset by a $914,910 gain on the change in the fair value of warrant liabilities and $23,217 of interest income earned on marketable securities held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2022, we had $476,948 in our operating bank account and negative working capital of $(4,313,763), driven by accrued expenses. As of June 30, 2021, we had $1,739,367 in our operating bank account, and working capital of $2,135,356.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,012,335 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $637,335 of other offering costs. In addition, as of June 30, 2022, $476,948 of cash was held outside of the Trust Account and is available for working capital purposes.

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

On March 29, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a working capital loan (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of the Company’s initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of June 30, 2022 and the date of this Quarterly Report, there was $1,500,000 outstanding under the Working Capital Loan.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified in stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets. We have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Our management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were effective as of June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $631,835 of other offering costs. In addition, as of June 30, 2022, $476,948 of cash was held outside of the Trust Account and is available for working capital purposes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anzu Special Acquisition Corp I

Date:	August 15, 2022	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	August 15, 2022	By:	/s/ John W. Joy
John W. Joy
Chief Financial Officer
(principal financial and accounting officer)