Form 10-Q
period 2022-09-30
Anzu Special Acquisition Corp I
filed 2022-11-14
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, the registrant had 42,500,000 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current Assets:
Cash	$301,997	$149,845
Prepaid expenses	288,195	713,322
Total current assets	590,192	863,167
Investments held in Trust Account	427,105,338	425,037,665
Forward purchase agreement assets	115,809	1,002,789
Total Assets	$427,811,339	$426,903,621

Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,071,339	$618,742
Accrued expenses	2,989,821	2,059,431
Working capital loan - related party	1,500,000	—
Income taxes payable	442,086	—
Total current liabilities	6,003,246	2,678,173

Deferred underwriting fee payable	10,412,500	14,875,000
Derivative warrant liabilities	1,866,667	21,063,972
Total liabilities	18,282,413	38,617,145

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 400,000,000 shares authorized; 42,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021 at $10.04 and $10.00 redemption value, respectively	426,880,119	425,000,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 issued and outstanding (excluding 42,500,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,063	1,063
Additional paid-in capital	—	—
Accumulated deficit	(17,352,256)	(36,714,587)
Total stockholders’ deficit	(17,351,193)	(36,713,524)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$427,811,339	$426,903,621

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Operations

(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

Operating expenses:
Formation and operating costs	$1,032,462	$2,986,458	$3,422,904	$4,241,065
Loss from operations	(1,032,462)	(2,986,458)	(3,422,904)	(4,241,065)

Other income (expense):
Deferred offering costs forgiveness	4,462,500	—	4,462,500	—
Interest earned on investments held in Trust Account	1,931,014	5,469	2,534,800	28,686
Offering costs allocated to warrant liabilities	—	—	—	(782,812)
Change in fair value of Forward Purchase Agreements	(470,079)	—	(886,980)	—
Change in fair value of warrant liabilities	1,333,333	8,548,091	19,197,305	9,463,001
Income before income tax expense	6,224,306	5,567,102	21,884,721	4,467,810
Income tax expense	533,956	—	642,272	—
Net income	$5,690,350	$5,567,102	$21,242,449	$4,467,810

Weighted average number of Class A redeemable common stock, basic and diluted	42,500,000	42,500,000	42,500,000	32,738,971
Basic and diluted net income per common stock, Class A	0.11	0.10	0.40	0.10
Weighted average shares outstanding of Class B common stock, basic	10,625,000	10,625,000	10,625,000	10,577,665
Basic net income per common stock, Class B	0.11	0.10	0.40	0.10
Weighted average shares outstanding of Class B common stock, diluted	10,625,000	10,625,000	10,625,000	10,625,000
Diluted net income per common stock, Class B	0.11	0.10	0.40	0.10

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Changes in Stockholders’ Deficit

(Unaudited)

Three and nine months ended September 30, 2022

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	10,625,000	$1,063	$—	$(36,714,587)	$(36,713,524)
Net income	—	—	—	12,461,381	12,461,381
Balance as of March 31, 2022 (unaudited)	10,625,000	1,063	—	(24,253,206)	(24,252,143)
Net income	—	—	—	3,090,719	3,090,719
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	—	—	—	(290,817)	(290,817)
Balance as of June 30, 2022 (unaudited)	10,625,000	1,063	—	(21,453,304)	(21,452,241)
Net income	—	—	—	5,690,350	5,690,350
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	—	—	—	(1,589,302)	(1,589,302)
Balance as of September 30, 2022 (unaudited)	10,625,000	$1,063	$—	$(17,352,256)	$(17,351,193)

Three and nine months ended September 30, 2021

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	12,075,000	$1,208	$23,792	$(701)	$24,299
Accretion for Class A common stock to redemption amount	—	—	(23,792)	(36,785,232)	(36,809,024)
Net loss	—	—	—	(1,470,436)	(1,470,436)
Balance as of March 31, 2021 (unaudited)	12,075,000	1,208	—	(38,256,369)	(38,255,161)
Accretion for Class A common stock to redemption amount	—	—	(145)	(447,021)	(447,166)
Forfeiture of Founder Shares	(1,450,000)	(145)	145	—	—
Net income	—	—	—	371,144	371,144
Balance as of June 30, 2021 (unaudited)	10,625,000	1,063	—	(38,332,246)	(38,331,183)
Net income	—	—	—	5,567,102	5,567,102
Balance as of September 30, 2021 (unaudited)	10,625,000	$1,063	$—	$(32,765,144)	$(32,764,081)

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2022	2021

Cash flow from operating activities:
Net income	$21,242,449	$4,467,810
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of prepaid expense	184,585	348,970
Deferred underwriting fee payable	(4,462,500)	—
Change in fair value of warrant liabilities	(19,197,305)	(9,463,001)
Change in fair value of Forward Purchase Agreements	886,980	—
Offering costs allocated to warrant liabilities	—	785,812
Interest earned on marketable securities held in Trust Account	(2,534,800)	(28,686)
Changes in operating assets and liabilities:
Prepaid expenses	240,542	(1,238,942)
Accounts payable	452,597	799,425
Accrued expenses	930,390	1,972,961
Income taxes payable	442,086	—
Net cash used in operating activities	(1,814,976)	(2,355,651)

Cash flows from investing activities:
Proceeds from funds held in trust	467,128	(425,000,000)
Net cash provided by (used in) used in investing activities	467,128	(425,000,000)

Cash flows from financing activities:
Proceeds received from Initial Public Offering of Units, net of commissions	—	425,000,000
Proceeds from the sale of private warrants	—	12,500,000
Proceeds from working capital loan-related party	1,500,000	—
Payment of offering costs	—	(9,137,334)
Net cash provided by financing activities	1,500,000	428,362,666

Net change in cash	152,152	1,007,015
Cash at beginning of period	149,845	25,000
Cash at end of period	$301,997	$1,032,015

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the IPO described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on proceeds from the IPO held in the Trust Account (as defined below).

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

September 30, 2022

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

The decision as to whether the Company will seek stockholder approval of a Business Combination or will allow stockholders to sell their shares in a tender offer will be made by the Company, in its sole discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by law or stock exchange listing requirements. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the shares of common stock voted are voted in favor of a Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares of common stock and the related Business Combination, and instead may search for an alternate Business Combination. The Company has until March 4, 2023 (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by the Company’s stockholders (an “Extension Period”)) to complete its initial Business Combination. If the Company does not complete a Business Combination by March 4, 2023, or during any Extension Period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if it fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. The initial stockholders the Sponsor, directors, and former directors that hold Founder Shares (as defined in Note 5) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by March 4, 2023 or during any Extension Period. However, if the initial stockholders acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete its initial Business Combination within the allotted 24-month time frame.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Going Concern

As of September 30, 2022 and December 31, 2021, the Company had $301,997 and $149,845 in its operating bank accounts, respectively, and working capital deficits of $(5,413,054) and $(1,815,006), respectively.

Prior to the completion of the initial Business Combination, the Company’s liquidity needs have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Promissory Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a working capital loan (the “Working Capital Loan”) (see Note 5). As of September 30, 2022 and December 31, 2021, there were amounts of $1,500,000 and $0 outstanding under the Working Capital Loan, respectively.

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company, except pursuant to the Working Capital Loan described above. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by March 4, 2023 or during any Extension Period, there will be a mandatory liquidation and subsequent dissolution of the Company. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these unaudited condensed financial statements if a Business Combination is not consummated. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to complete the proposed Business Combination before the liquidation date of March 4, 2023.

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

September 30, 2022

Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2022 and the results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is either not an emerging growth company or an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. There was no Class A common stock issued or outstanding as of September 30, 2022 and December 31, 2021, classified as permanent equity.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary stockholders’ equity upon the completion of the IPO, except those associated with Public Warrants which were expensed. Accordingly, as of September 30, 2022 and December 31, 2021, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) had been incurred. In September 2022, the Company reversed $4,462,500 of deferred underwriting fees, as the underwriters resigned from their role in the Business Combination and thereby waived their entitlement to these commissions (see Note 6). Offering costs associated with the closing of the underwriters’ over-allotment option on April 14,

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

2021, amounted to $280,500, consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of September 30, 2022 and December 31, 2021, offering costs in the aggregate of $782,812 have been charged to the Company’s condensed statement of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature except for the derivative warrant liabilities and forward purchase agreement asset (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using binomial lattice model at the date of issuance. As of September 30, 2022 and December 31, 2021, the Company’s public warrants were measured based on quoted prices in active markets, and the private placement warrants are categorized as a Level 2 following the public price.

FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

The Company accounts for its forward purchase agreements (collectively, the “Forward Purchase Agreements” or “FPAs”) issued as derivative FPA assets in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA instruments as assets at fair value and adjusts the instruments to fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the FPAs has been estimated using observable inputs at the date of issuance. As of September 30, 2022 and December 31, 2021, the Company’s FPAs are categorized as a Level 3 measurement as they are valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPAs over the public trading price of the Company’s Units.

Net Income per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income by the weighted average number of common stock outstanding during the year, excluding common stock shares subject to forfeiture. The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares.

The Company’s condensed statements of operations include a presentation of income per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

A reconciliation of net income per common stock is as follows:

	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2021

	5,690,350	Net Income	21,242,449	Net Income	5,567,102	Net Income	4,467,810	Net Income

Basic and diluted net income per share

	Class A - temp	Class B	Class A - temp	Class B	Class A - temp	Class B	Class A - temp	Class B
Allocation of net income	$4,552,280	$1,138,070	$16,993,959	$4,248,490	$4,453,682	$1,113,420	$3,376,797	$1,091,013
Weighted average shares outstanding	42,500,000	10,625,000	42,500,000	10,625,000	42,500,000	10,625,000	32,738,971	10,577,665
Basic net income per share	$0.11	$0.11	$0.40	$0.40	$0.10	$0.10	$0.10	$0.10

Weighted average shares outstanding	42,500,000	10,625,000	42,500,000	10,625,000	42,500,000	10,625,000	32,738,971	10,625,000
Diluted net income per share	$0.11	$0.11	$0.40	$0.40	$0.10	$0.10	$0.10	$0.10

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the three and nine months ended September 30, 2022 is $533,956 and $642,272 respectively. The tax provision for the three and nine months ended September 30, 2021 is $0. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company’s effective tax rate was 0.09% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 0.03% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value of warrants and the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to distribute to redeeming stockholders or to complete a Business Combination and could adversely affect the Company’s ability to complete a Business Combination.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

Working Capital Loan – Related Party

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC 815. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the condensed statement of operations. The Working Capital Loan has a conversion feature that allows for converting the loan into warrants, and is carried at fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 - Initial Public Offering

On March 4, 2021, the Company consummated the IPO of 42,000,000 Units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The underwriters had a 45-day option to purchase up to an additional 6,300,000 Units to cover over-allotments. On April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option. In September 2022, the Company wrote off a liability of $4,462,500 of deferred underwriting fees, through the income statement, as the underwriters resigned from their role in any potential future Business Combination and thereby waived their entitlement to these fees (see Note 6).

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

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

Note 5 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of September 30, 2022 and December 31, 2021 are not subject to forfeiture.

The Sponsor and the Company’s officers, directors, and former directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares or Class A common stock received upon conversion thereof until the earlier of: (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination (x) if the last reported sale of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31,2021 or (ii) the completion of the IPO. The Company had no borrowings under the Promissory Note at September 30, 2022 or December 31, 2021. The facility is no longer available.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

Working Capital Loans — Related Party

On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a Working Capital Loan. The Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of the Company’s initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of September 30, 2022 and December 31, 2021, there was $1,500,000 and $0 outstanding under the Working Capital Loan, respectively. The Working Capital Loan is recorded at fair value of $1,500,000.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has incurred costs of $121,563 and $364,689 for the three and nine months ended September 30, 2022, respectively, and $121,563 and $283,647 for the three and nine months ended September 30, 2021, respectively, which were incurred after completion of the IPO on March 4, 2021. None of these costs were accrued at September 30, 2022 or December 30, 2021.

Diligence Services

The Company has agreed to pay or reimburse an affiliate of the Sponsor for certain fees and out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as performing due diligence on suitable business combination opportunities. As of September 30, 2022 and December 31, 2021, there was $848,513 and $314,367, respectively, accrued for such fees and expenses. The Company paid an affiliate of the Sponsor $417,185 for such fees and expenses during the year ended December 31, 2021. The Company incurred $128,077 and $513,783 of such fees and expenses for the three and nine months ended September 30, 2022, respectively, and $320,970 and $463,018 for the three and nine months ended September 30, 2021, respectively.

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

September 30, 2022

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

In September 2022, the Company wrote off a liability of $4,462,500 of deferred underwriting fees, through the income statement, as some underwriters resigned from their role in any potential future Business Combination and thereby waived their entitlement to these fees.

Forward Purchase Agreements

On December 6, 2021, the Company entered into Forward Purchase Agreements with certain institutional investors and anchored by Arena Capital Advisors, LLC and Fir Tree Partners (collectively, the “Forward Purchasers”), pursuant to which the Forward Purchasers have agreed, subject to certain conditions, to purchase the following:

●	up to an aggregate of $80,000,000 of unsecured convertible notes of the Company (“Convertible Notes”) immediately prior to the closing of the Company’s Business Combination. The terms of the Convertible Notes, including the terms on which the Convertible Notes will convert into shares of the Company’s Class A common stock, will be negotiated by the Company and the Forward Purchasers, each acting in its sole discretion, prior to the issuance of the Convertible Notes. The aggregate total of up to $80,000,000 from the issuance of the Convertible Notes would be received by the Company upon the closing of the Company’s Business Combination; and
●	up to an aggregate of 4,000,000 forward purchase securities of the Company (the “Forward Purchase Securities”) for $10.00 per Forward Purchase Security, or an aggregate total of up to $40,000,000, immediately prior to the Business Combination Closing. Each Forward Purchase Security would consist of one share of Class A common stock issued and sold by the Company and one-nineth of one warrant transferred by the Sponsor for no value, with each whole redeemable warrant exercisable to purchase one share of Class A common stock for $11.50 per share. The aggregate total of up to $40,000,000 from the issuance of the Forward Purchase Securities would be received by the Company upon the closing of the Company’s Business Combination.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

Pursuant to the Forward Purchase Agreements, the Forward Purchasers will be entitled to registration rights with respect to shares of Class A common stock underlying the Convertible Notes, the shares of Class A common stock and warrants included in the Forward Purchase Securities, and the New Equity Securities.

As of September 30, 2022 and December 31, 2021, there is nothing outstanding on the Convertible Notes and no action has been taken on the Forward Purchase Securities other than the initial contract agreement.

Note  7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 42,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. As of September 30, 2022 these shares were valued at $10.04, due to the stockholder rights to the trust proceeds, for a total of $426,880,119. As of December 31, 2021 these shares were valued at the IPO price of $10.00 per share, for a total of $425,000,000.

At September 30, 2022, the Class A common stock reflected in the unaudited condensed balance sheets is reconciled in the following table:

Gross proceeds	$425,000,000
Less:
Proceeds allocated to Public Warrants	(14,026,667)
Class A common stock issuance costs	(23,229,523)
Plus:
Accretion of carrying value to redemption value	37,256,190
Class A common stock subject to possible redemption at December 31, 2021	425,000,000
Accretion of carrying value to redemption value	1,880,119
Class A common stock subject to possible redemption at September 30, 2022	$426,880,119

Note 8 - Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 42,500,000 shares of Class A common stock issued and outstanding, which are all subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 10,625,000 shares of Class B common stock issued and outstanding. On February 19, 2021, the Company effected a stock dividend of 2,875,000 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 shares of Class B common stock. On March 1, 2021, the Company effected a stock dividend of 2,012,500 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of up to 12,075,000 shares of Class B common stock, of which an aggregate of up to 1,575,000 shares were subject to

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2022. As disclosed above, there were $14,000,000 in transfers from Level 3 to Level 1 for the three and nine months ended September 30, 2021.

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

The asset for the FPAs was valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPAs over the public trading price of the Company’s Units and is considered to be a Level 3 fair value measurement. The valuation is then adjusted to reduce the value of the FPAs for the value of warrants. The model utilizes key inputs including risk-free interest rates based on U.S. Treasury rates.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

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

The following tables present information about the Company’s assets and liabilities that are measured on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$427,105,338	$—	$—
Forward Purchase Agreement	—	—	115,809
Fair Value at September 30, 2022 (unaudited)	$427,105,338	$—	$115,809
Liabilities:
Working capital loan – related party	$—	$—	$1,500,000
Public Warrant liability	991,667	—	—
Private Warrant liability	—	875,000	—
Fair Value at September 30, 2022 (unaudited)	$991,667	$875,000	$1,500,000

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active Markets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,037,665	$—	$—
Forward Purchase Agreement	—	—	1,002,789
Fair Value at December 31, 2021	$425,037,665	$—	$1,002,789
Liabilities:
Public Warrant liability	$11,190,235	$—	$—
Private Warrant liability	—	9,873,737	—
Fair Value at December 31, 2021	$11,190,235	$9,873,737	$—

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

The following tables provide the roll forward for the Level 3 investments for the three and nine months ended September 30, 2022:

FPA assets at December 31, 2021	$1,002,789
Change in fair value of FPA	(487,249)
FPA assets at March 31, 2022 (unaudited)	515,540
Change in fair value of FPA	70,348
FPA assets at June 30, 2022 (unaudited)	585,888
Change in fair value of FPA	(470,079)
FPA assets at September 30, 2022 (unaudited)	$115,809

Working capital loan at December 31, 2021	—
Issuance of loan	$750,000
Working capital loan at March 31, 2022 (unaudited)	750,000
Issuance of loan	750,000
Working capital loan at June 30, 2022 (unaudited)	1,500,000
Change in fair value of working capital loan	—
Working capital loan at September 30, 2022 (unaudited)	$1,500,000

The following table provides the roll forward for the Level 3 investments for the three and nine months ended September 30, 2021:

Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	512,000
Warrant liabilities at March 31, 2021 (unaudited)	26,772,000
Transfers from Level 3 to Level 1 investments	(14,000,000)
Warrants issued on April 12, 2021 (unaudited)	103,000
Change in fair value of warrant liabilities	(821,885)
Warrant liabilities at June 30, 2021 (unaudited)	12,053,115
Change in fair value of warrant liabilities	(4,053,115)
Transfer from Level 3 to Level 2 investments	(8,000,000)
Warrant liabilities at September 30, 2021 (unaudited)	$—

The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

	September 30, 2022	December 31, 2021
Unit Price	$10.00	$10.00
Remaining Term (in years)	0.42	0.50
Risk-Free Rate	3.65%	0.19%

The following table presents the quantitative information regarding Level 3 fair value measurements of the working capital loan:

September 30, 2022
Principal Outstanding	$1,500,000
Expected Remaining Term (in years)	0.42
Volatility	46.4%
Risk-Free Rate	3.96%

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

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

September 30, 2022

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

Notes to Condensed Financial Statements

September 30, 2022

Unaudited

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

The Company has outstanding an aggregate of 26,666,666 warrants, including 14,166,666 public warrants and 12,500,000 private warrants as of both September 30, 2022 and December 31, 2021, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 3 and 4).

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company records a derivative liability upon the closing of IPO. Accordingly, the Company has classified each warrant as a liability at its fair value and the warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the binomial lattice model. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. As such, the Company recorded $26,260,000 of warrant liabilities upon issuance as of March 4, 2021. For the three and nine months ended September 30, 2022, the Company recorded a change in the fair value of the warrant liabilities in the amount of $1,333,333 and $19,197,305, respectively, on the unaudited condensed statement of operations, resulting in warrant liabilities of $1,866,667 as of September 30, 2022 on the unaudited condensed balance sheet.

The estimated fair value of the public warrant liability is based on quoted prices in active markets as of the measurement date. The estimated fair value of the private warrant liability is determined using public price.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and nine months ended September 30, 2022 and 2021 related to identifying and evaluating prospective target companies for a Business Combination, as well those necessary to prepare for our IPO during the first quarter of 2021. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $5,690,350, which consists of a $1,333,333 gain on the change in the fair value of warrant liabilities, $1,931,014 of interest income earned on investments held in the Trust Account, $4,462,500 forgiveness of deferred underwriting fees, and a $470,079 loss on the change in the fair value of the forward purchase agreements, partially offset by $1,032,462 of operating costs and $533,956 of income tax expense. For the three months ended September 30, 2021, we had a net income of $5,567,102, which consists of operating costs of $2,986,458, offset by change in fair value of warrant liability of $8,548,091, and interest income earned on investments held in the Trust Account of $5,469.

For the nine months ended September 30, 2022, we had net income of $21,242,449, which consists of a $19,197,305 gain on the change in fair value of warrant liabilities and $2,534,800 of interest income earned on investments held in the Trust Account, and $4,462,500 forgiveness of deferred underwriting fees, partially offset by $3,422,904 of operating costs, a $886,980 loss on the change in the fair value of the forward purchase agreements and $642,272 of income tax expense. For the nine months ended September 30, 2021, we had a net income of $4,467,810, which consists of operating costs of $4,241,065, offering costs allocated to warrant liabilities of $782,812, offset by change in fair value of warrant liability of $9,463,001, and interest income earned on investments held in the Trust Account of $28,686.

Liquidity and Capital Resources

As of September 30, 2022, we had $301,997 in our operating bank account and a working capital deficit of $(5,413,054), driven by accrued expenses. As of September 30, 2021, we had $1,032,015 in our operating bank account, and working capital of $851,101.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,012,335 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $637,335 of other offering costs. In addition, as of September 30, 2022, $476,948 of cash was held outside of the Trust Account and is available for working capital purposes.

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

On March 29, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a working capital loan (the “Working Capital Loan”). The Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of the Company’s initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Working Capital Loan and all other sums payable with regard to the Working Capital Loan becoming immediately due and payable. As of September 30, 2022 and the date of this Quarterly Report, there was $1,500,000 outstanding under the Working Capital Loan.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred discount of $0.35 per unit, or $14,875,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On September, 30 2022, $4,462,500 of the $14,875,000 deferred underwriter discount was forgiven.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the critical accounting policies described below.

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

Net Income Per Common Stock

Net income per common stock is computed by dividing net income by the weighted average number of common stock outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a

Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to distribute to redeeming stockholders that redeem after December 31, 2022, or to complete a Business Combination and could adversely affect the Company’s ability to complete a Business Combination.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $631,835 of other offering costs. In addition, as of September 30, 2022, $476,948 of cash was held outside of the Trust Account and is available for working capital purposes.

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anzu Special Acquisition Corp I

Date:	November 14, 2022	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	November 14, 2022	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(principal financial and accounting officer)