Form 10-K
period 2022-12-31
Anzu Special Acquisition Corp I
filed 2023-04-03
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the shares of the registrant’s Class A common stock held by non-affiliates on June 30, 2022 was approximately $416 million. This calculation excludes shares of Class A common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose.

As of April 3, 2023, the registrant had 4,312,774 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

Annual Report on Form 10-K for the year ended December 31, 2022

i

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

Forward-looking statements in this Annual Report may include, for example, statements about:

➤	our ability to select an appropriate target business or businesses;
➤	our ability to complete the Proposed Business Combination (as defined in this Annual Report) with Envoy Medical Corporation (“Envoy”) or any other initial business combination;
➤	our expectations around the performance of a prospective target business or businesses;
➤	our potential excise tax liability under the Inflation Reduction Act of 2022;
➤	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
➤	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
➤	the sufficiency of the remaining trust account balance to consummate our initial business combination;
➤	our potential ability to obtain additional financing to complete our initial business combination;
➤	our pool of prospective target businesses and our target industries;
➤	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;
➤	the ability of our officers and directors to generate a number of potential business combination opportunities;
➤	the liquidity and trading of our public securities;
➤	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
➤	the trust account not being subject to claims of third parties; or

➤	our financial performance.

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

Summary Risk Factors

Our company is subject to numerous risks described in the section entitled “Risk Factors” and elsewhere in this Annual Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

●	We may not be able to effect the Proposed Business Combination with Envoy. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.
●	If the Proposed Business Combination with Envoy fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by September 30, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote, and we would not need any public stockholders to vote in favor of an initial business combination in order to have such initial business combination approved.
●	As a result of the Extension Redemptions, our sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding common stock, which will limit public stockholders’ influence on corporate matters.
●	The Extension Redemptions and the future ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The Extension Redemptions and the future ability of our public stockholders to exercise redemption rights with respect to our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans, and our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may reduce the public “float” of our securities.

●	Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.
●	The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.
●	We have no operating history and, accordingly you have no basis on which to evaluate our ability to achieve our business objective.
●	We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
●	We may be able to complete only one business combination with the remaining proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
●	We identified a material weakness in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
●	If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.
●	A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions or repurchases by us of our shares.
●	We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
●	Our directors and officers allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
●	Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or warrants, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our Class A common stock, you will lose your ability to redeem all such shares in excess of 15% of shares of our Class A common stock.

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

Our sponsor is Anzu SPAC GP I LLC, a Delaware limited liability company (our “sponsor”).

We plan to utilize the financial, operational, public market and investment evaluation experience of our management, members of our board of directors and the advisory board and members of management of Anzu Partners, an entity of which our Chairman and Chief Executive Officer is a Co-Founder and Managing Partner, to identify and complete our initial business combination with a company that we believe has compelling potential for value creation. Over the course of their careers, the members of our management team, board and advisory board and their affiliates (including Anzu Partners) have developed a broad network of contacts and corporate relationships, including deep networks in industrial technology and global management consulting, that we believe will serve as a useful source of opportunities.

While we may pursue an initial business combination target in any industry, we currently intend to concentrate our efforts in identifying high-quality businesses with transformative technologies. Within this focus, we will seek to pursue opportunities with market-leading companies, including from corporate spin-outs, closely-held companies, and institutionally-backed businesses. We believe we will be able to provide significant value due to our ability to drive growth, global scaling and profitability in companies, along with our flexibility in understanding and addressing complex business situations and structures.

Company History

On March 4, 2021, we consummated our initial public offering of 42,000,000 units. We also granted the underwriters a 45-day over-allotment option to purchase 6,300,000 additional units at the initial public offering price. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share (“Class A common stock”), and one-third of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $420,000,000.

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

As of April 14, 2021, a total of $425,000,000 of the net proceeds from the sale of the units in the initial public offering (including the Over-Allotment Units) and the private placement warrants were deposited in a U.S.-based trust account established for the benefit of our public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee (the “trust account”). Except with respect to interest earned on the funds held in the trust Account that may be released to us to pay our taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of our initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with its initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

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

Charter Extension

Our amended and restated certificate of incorporation provided that we had until March 4, 2023 (the date which was 24 months after the consummation of the initial public offering) to complete an initial business combination. As disclosed in our Current Report on Form 8-K filed with SEC on March 2, 2023, we reconvened our special meeting of stockholders on February 28, 2023, which was originally scheduled for February 9, 2023, adjourned until February 21, 2023 and further adjourned until February 28, 2023 (the “Special Meeting”). At the Special Meeting, our stockholders approved a proposal to amend our amended and restated certificate of incorporation to extend the date by which we have to consummate an initial business combination from March 4, 2023 to September 30, 2023 or such earlier date as determined by our board of directors (the “Extension”). Following the approval of the Extension, we waived our right under the amended and restated certificate of incorporation to withdraw up to $100,000 of interest from the trust account to pay dissolution expenses in the event of our liquidation.

In connection with the Special Meeting, stockholders holding 38,187,226 shares of Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the trust account (the “Extension Redemptions”). As a result of the Extension Redemptions, approximately $387.6 million (approximately $10.15 per share of Class A common stock) was removed from the trust account to pay such holders and approximately $45.1 million remained in the trust account. Following the Extension Redemptions, the Company had 4,312,774 shares of Class A common stock outstanding.

In connection with the Special Meeting, the Company and the sponsor entered into extension support agreements with several unaffiliated third parties, pursuant to which each third party agreed to (i) notify the sponsor at least three business days prior to the

Special Meeting regarding the number of shares of the Company’s Class A common stock that such third party intended to redeem and the number of shares of Class A common stock that such third party intended to retain in connection with the Special Meeting and (ii) vote (and to cause its controlled affiliates to vote) all shares of Class A common stock beneficially owned them on the record date for the Special Meeting in favor of the Extension. In exchange, the sponsor agreed to transfer, immediately following consummation of an initial business combination, 20,000 shares of the Company’s Class B common stock to each third party for every 100,000 shares Class A common stock held by such third party immediately following the Special Meeting, up to a maximum of 100,000 shares of Class B common stock to each third party.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations, such as ourselves, and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. In February 2023, we signed an agreement with a rated insurance agency to cover any federal excise tax liability imposed under the Inflation Reduction Act of 2022 in connection with redemptions of shares of our Class A common stock only in the event of a liquidation of the Company in calendar year 2023. For more information, see “Risk Factors—A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions or repurchases by us of our shares.”

Proposed Business Combination

As previously disclosed, we have entered into a letter of intent (the “Letter of Intent”) regarding a potential business combination (the “Proposed Business Combination”) with Envoy Medical Corporation (“Envoy”), a U.S.-based medical device company that has developed and is in early clinical testing of an implanted device that already received “Breakthrough Device Designation” from the Food and Drug Administration. We currently expect to execute the definitive documents in April 2023 and close late in the second quarter or early in the third quarter of 2023. The Letter of Intent contains certain conditions to the closing of the Proposed Business Combination, including but not limited to the Company having more than $40.0 million in the trust account immediately prior to any redemptions at the closing of the Proposed Business Combination. There can be no assurance we will execute definitive agreements or close on the timeline currently expected or at all.

Except as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Proposed Business Combination with Envoy.

Our Management Team

Our management team is led by our Chairman and Chief Executive Officer, Dr. Whitney Haring-Smith, and our Chief Financial Officer and Corporate Secretary, Daniel J. Hirsch.

Our Acquisition Process

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

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the remaining proceeds of our initial public offering and the sale of the private placement warrants, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business, including the management of Envoy, when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including our Proposed Business Combination with Envoy, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

While we expect to seek stockholder approval of our Proposed Business Combination with Envoy, we may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

Permitted Purchases and Other Transactions with Respect to Our Securities

We expect to seek stockholder approval of our Proposed Business Combination with Envoy. In the event that the Proposed Business Combination with Envoy is not consummated, we seek stockholder approval of another initial business combination and we do not conduct redemptions in connection with another initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of securities such persons may purchase. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase public shares or warrants in such transactions. Such persons will be subject to restrictions in making any such purchases when they are in possession of any material non-public information or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to (1) refrain from purchasing securities during certain blackout periods and when they are in possession of any material non-public information and (2) clear certain trades prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

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

The purpose of such transaction could be to (1) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. At the completion of our initial business combination, we will be required to purchase any shares of common stock properly delivered for redemption and not withdrawn. The amount in the trust account was approximately $10.18 per public share as of March 27, 2023. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial stockholders, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the completion of our initial business combination.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering (“Excess Shares”), without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until September 30, 2023 or such earlier date as determined by our board of directors.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have until September 30, 2023 or such earlier date as determined by our board of directors to complete our initial business combination, including the Proposed Business Combination with Envoy. If we have not completed our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by September 30, 2023 or such date as determined by the board of directors.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors. However, if our initial stockholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by the September 30, 2023 or such earlier date as determined by our board of directors.

Our sponsor, directors and officers have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $31,944 of proceeds held outside the trust account as of March 24, 2023, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the remaining net proceeds of our initial public offering and the sale of the private placement warrants, other than the remaining proceeds in the trust account, and without taking into account future interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.18 as of March 27, 2023. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $31,944 of proceeds held outside the trust account as of March 24, 2023 with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following September 30, 2023 or such earlier date as determined by our board of directors and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation, as amended, contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. Our amended and restated certificate of incorporation contains a provision which provides that, if we seek to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

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
●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of our initial business combination at a duly held stockholders meeting;
●	if our initial business combination is not consummated by September 30, 2023 or such earlier date as determined by our board of directors, then our existence will terminate and we will distribute all amounts in the trust account; and
●	prior to our initial business combination, we may not issue additional shares of common stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares on any initial business combination.

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

Additionally, our amended and restated certificate of incorporation provides that, prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment of directors and that holders of a majority of our founder shares may remove a member of the board of directors for any reason. These provisions of our amended and restated certificate of incorporation relating to the appointment of directors may only be amended by a majority of at least 90% of our shares of common stock attending and voting in a stockholder meeting. With respect to any other matter submitted to a vote of our stockholders, including any vote in connection with our initial business combination, except as required by applicable law or stock exchange rule, holders of our founder shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the remaining proceeds of our initial public offering and the sale of the private placement warrants, such as Envoy, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

Employees

We currently have two officers, Messrs. Haring-Smith and Hirsch, and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Envoy and any other target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We are a recently incorporated company that has conducted no operations and has generated no revenues. Until we complete our initial business combination, we will have no operations and will generate no operating revenues. In making your decision whether to invest in our securities, you should take into account not only the background of our management team, but also the special risks we face as a blank check company. Our initial public offering was not conducted in compliance with Rule 419 promulgated under the Securities Act. Accordingly, you will not be entitled to protections normally afforded to investors in Rule 419 blank check offerings.

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

Risks Related to Our Business and Strategy

We may not be able to effect the Proposed Business Combination with Envoy. If we are unable to do so, we will incur substantial costs associated with withdrawing from the transaction, and may not be able to find additional sources of financing to cover those costs.

In connection with the Proposed Business Combination with Envoy, we have incurred substantial costs researching, planning and negotiating the transaction. These costs include, but are not limited to, costs associated with securing sources of equity and debt financing, costs associated with employing and retaining third-party advisors who performed the financial, auditing and legal services required to complete the transaction, and the expenses generated by our officers, executives, managers and employees in connection with the transaction. If, for whatever reason, the Proposed Business Combination fails to close, we will be responsible for these costs, but will have no source of revenue with which to pay them. We may need to obtain additional sources of financing in order to meet our obligations, which we may not be able to secure on the same terms as our existing financing or at all. If we are unable to secure new sources of financing and do not have sufficient funds to meet our obligations, we will be forced to cease operations and liquidate the trust account.

If the Proposed Business Combination with Envoy fails, it may be difficult to research a new prospective target business, negotiate and agree to a new business combination, and/or arrange for new sources of financing by September 30, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Finding, researching, analyzing and negotiating with Envoy took a substantial amount of time, and if the Proposed Business Combination fails, we may not be able to find a suitable target business and complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, wars, natural disasters or a significant outbreak of infectious diseases. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. Such events could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, wars, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we are not able to complete the Proposed Business Combination with Envoy, complete an alternative business combination or obtain an extension by September 30, 2023 or such earlier date as determined by our board of directors, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of our initial business combination, our sponsor, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote, and we would not need any public stockholders to vote in favor of an initial business combination in order to have such initial business combination approved.

Our sponsor owns approximately 70.3% our issued and outstanding shares of common stock following the Extension Redemptions. Unlike some other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial business combination. Our sponsor, directors and officers may from time to time purchase Class A common stock prior to our initial business combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of an initial business combination, such initial business combination will be approved if we receive the affirmative vote of a majority of the shares of common stock voted at such meeting, including the founder shares. As a result, our sponsor would have the ability approve any initial business combination without any public stockholders voting in favor of such initial business combination in order to have such initial business combination approved. Accordingly, if we seek stockholder approval of our initial business combination, the letter agreement by our sponsor, directors and officers to vote in favor of our initial business combination will allow us to obtain the requisite stockholder approval for such initial business combination.

As a result of the Extension Redemptions, our sponsor currently owns a majority of, and possesses controlling voting power with respect to, our outstanding common stock, which will limit public stockholders’ influence on corporate matters.

As a result of the Extension Redemptions, our sponsor owns and is entitled to vote an aggregate of approximately 70.3% of our outstanding common stock, which represents a majority of outstanding common stock. As such, our sponsor has the ability to outright control our affairs through the election and removal of the entire board of directors and all other matters requiring stockholder approval, including a future business combination, merger or consolidation of the company, or a sale of all or substantially all of our assets. This concentrated control limits our public float and could discourage others from initiating any such potential merger, consolidation or sale or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your participation in corporate matters, through stockholder votes and otherwise.

In addition, our sponsor has agreed to vote its shares in favor of an initial business combination. These shares are sufficient to approve an initial business combination and all other proposals being presented at the relevant meeting. Accordingly, if and when we present an initial business to our stockholders for a vote, we expect to be able to obtain the necessary stockholder approval for such business combination and other proposals, even if our public stockholders vote against the business combination and such proposals.

The Extension Redemptions and the future ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

Following the Extension Redemptions, approximately $43.9 million remained in the trust account as of March 27, 2023. We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination.

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

The Extension Redemptions and the future ability of our public stockholders to exercise redemption rights with respect to our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

Following the Extension Redemptions, approximately $43.9 million remained in the trust account as of March 27, 2023. At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans, and our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. As of March 24, 2023, we had $31,944 in our operating bank account. As of December 31, 2022, we had negative working capital of $7,089,334, which was composed primarily of accrued expenses in connection with searching for target businesses, performing business due diligence and negotiating business combination agreements, including in connection with the Proposed Business Combination. The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments require substantial management time and attention and substantial costs for accountants, attorneys and others. We have spent substantial time and attention and incurred significant costs in pursuing potential transactions that have not been completed and we may continue to do so. Such costs likely will not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could adversely affect subsequent attempts to locate and acquire or merge with another business.

On March 29, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,500,000 to us as a working capital loan, of which $1,500,000 was outstanding as of the date of this Annual Report. On March 21, 2023, we issued an additional unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,190,000 to us as a working capital loan, of which $734,300 was outstanding as of the date of this Annual Report. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender, and such warrants would be identical to the private placement warrants.

We may need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing to complete our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account.

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

We cannot assure you that we will meet the capital requirements for any particular transaction, including the Proposed Business Combination. Following the Extension Redemptions, approximately $43.9 million remained in the trust account as of March 27, 2023. If the remaining funds in the trust account prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate.

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

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from public stockholders, which may reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Any such price per share may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, our sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible.

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

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the remaining proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate until September 30, 2023 or such earlier date as determined by our board of directors, we may be unable to complete our initial business combination.

As of March 24, 2023, we had available to us $31,944 of cash held outside the trust account, which may not be sufficient to allow us to operate until September 30, 2023 or such earlier date as determined by our board of directors, assuming that our initial business combination is not completed before then. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering, a working capital loan from our sponsor and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make additional loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

On March 29, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,500,000 to us as a working capital loan, of which $1,500,000 was outstanding as of the date of this Annual Report. On March 21, 2023, we issued an additional unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,190,000 to us as a working capital loan, of which $734,300 was outstanding as of the date of this Annual Report. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation to loan funds to, or otherwise invest in, us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we have not completed our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, including the Proposed Business Combination with Envoy. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to September 30, 2023 or such earlier date as determined by our board of directors. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

The recent turmoil in the banking industry may negatively impact our business, results of operations and financial condition.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

The ultimate outcome of these events, and whether further regulatory actions will be taken, cannot be predicted. The extent to which these events impact our search for and completion of a business combination with a target business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning similarly situated financial institutions. In addition, investor concerns regarding the U.S. or international financial systems could impact our potential business targets as they may face a material decline in favorable commercial terms or available funding. This may make it more challenging for us to find a suitable target and complete a business combination. Further, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing, which may be impacted by these events.

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

Even if we conduct extensive due diligence on a target business with which we combine, including Envoy, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre- existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a business combination and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) that would, among other items, impose additional disclosure requirements in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and provide a safe harbor from registration under the Investment Company Act of 1940, as amended (the “Investment Company Act”), if certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities are satisfied. The SPAC Rule Proposals have not yet been adopted and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs.

Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing a business combination, and may make it more difficult to complete a business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose. If we were to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash, it would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company. In the event of our liquidation, our warrants would expire worthless, and our securityholders would lose the opportunity to invest in a successor operating business following a business combination, including the potential appreciation in the value of our securities following such a transaction.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as Anzu could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, in certain circumstances. To mitigate the risk of us being deemed to be an investment company under the Investment Company Act, we could liquidate the investments in the trust account and hold all funds in the trust account in cash. However, we intend, until the earlier of (a) the consummation of the business combination and (b) the liquidation of the trust account, to continue to maintain the trust account funds in cash equivalents, which currently consist of United States government securities and government money market funds registered under the Investment Company Act.

It is possible that a claim could be made that we have been operating as an unregistered investment company. For so long as the trust account funds are held in cash equivalents as described above, the risk that we may be considered an unregistered investment company is greater than that of a SPAC that has elected to liquidate such investments and to hold all funds in its trust account in cash. If we are deemed to be an investment company and subject to compliance with and registration under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company. In the event of our liquidation, our warrants would expire worthless, and our securityholders would lose the opportunity to invest in a successor operating business following a business combination, including the potential appreciation in the value of our securities following such a transaction. If we are deemed to be an investment company, there is also a risk of an enforcement action brought by the SEC, and contracts pertaining to the business combination could potentially be voidable.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions or repurchases by us of our shares.

On August 16, 2022, the IR Act was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations, such as ourselves, and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. In the case of stock that is traded on an established securities market, such as our Class A common stock, the fair market value of the stock for purpose of calculating the excise tax is the market price of the stock (as determined under any permissible method chosen by the repurchasing corporation) on the date the stock is repurchased. In addition, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which the shares are repurchased. In February 2023, we signed an agreement with a rated insurance agency to cover any federal excise tax liability imposed under the IR Act in connection with redemptions of shares of our Class A common stock only in the event of a liquidation of the Company in calendar year 2023.

On December 27, 2022, the Treasury issued guidance announcing its intention to issue proposed regulations that would, in certain circumstances, exempt share repurchases or redemptions by corporations from the excise tax. In particular, the proposed regulations generally would exempt from the excise tax redemptions of stock in connection with certain corporate liquidating distributions and redemptions of stock that occur in the same taxable year as those corporate liquidating distributions. However, until final regulations are promulgated, no assurances can be given as to the scope and ultimate application of any exceptions to the excise tax.

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

In the event that the Proposed Business Combination with Envoy is not consummated, we expect to focus our search for a target business by concentrating our efforts in identifying high-quality businesses with transformative technologies, but we may seek to complete a business combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test)

and in any industry, sector or geographic area. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. There may be limited basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

Although we intend to target a business combination with one or more businesses with transformative technologies, we may consider a business combination outside of our target focus, which may be outside of our management’s areas of expertise. If a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company, we may pursue it. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder or warrant holder who chooses to remain a stockholder or warrant holder, respectively, following our initial business combination could suffer a reduction in the value of their securities. Such stockholders and warrant holders are unlikely to have a remedy for such reduction in value.

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

We may be able to complete only one business combination with the remaining proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Following the Extension Redemptions, approximately $43.9 million remained in the trust account as of March 27, 2023. We have entered into Forward Purchase Agreements providing for the purchase of up to an aggregate of $80,000,000 of unsecured convertible notes and up to an aggregate of $40,000,000 of forward purchase securities, in private placements to occur concurrently with the closing of our initial business combination. The unsecured convertible notes and forward purchase securities will be issued only in connection with the closing of the initial business combination. The proceeds from the sale of the unsecured convertible notes and forward purchase securities may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company. There can be no assurance that the purchase of the unsecured convertible notes and forward purchase securities will close.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the remaining trust account balance, the existence of complex accounting issues and the requirement that we prepare and file financial statements with the SEC. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company such as Envoy. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

If we are successful in completing a business combination with a target business in the technology sector, we may be subject to, and possibly adversely affected by, the following risks:

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

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to businesses with transformative technologies. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

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

We identified a material weakness in our internal control over financial reporting. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described in Part II, Item 9A “Controls and Procedures,” we identified a material weakness in our internal control over financial reporting related to the interpretation and accounting for extinguishment of a significant contingent obligation.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. If we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Our operations are dependent upon a relatively small group of individuals and in particular, Dr. Haring-Smith and Mr. Hirsch. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial business combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. For example, Dr. Haring-Smith and Mr. Hirsch owe fiduciary duties under applicable law to Anzu Partners or other entities. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers.

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

On December 30, 2020, our sponsor subscribed for an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On February 19, 2021, we effected a stock dividend of 2,875,000 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 10,062,500 founder shares. In February 2021, our sponsor transferred 25,000 founder shares to each of Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor, our independent directors at the time. On March 1, 2021, we effected a stock dividend of 2,012,500 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 12,075,000 founder shares. On April 14, 2021, the sponsor forfeited 1,450,000 founder shares following the expiration of the unexercised portion of underwriters’ over-allotment option. On October 4, 2022, our sponsor transferred 25,000 founder shares to each of Daniel J. Hirsch and Diane L. Dewbrey in connection with their appointment as directors. As a result, the 10,625,000 founder shares issued and outstanding as of December 31, 2022, are not subject to forfeiture. Our initial stockholders collectively owned 71.1% of our issued and outstanding shares following the Extension Redemptions. The founder shares will be worthless if we do not complete an initial business combination.

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

The founder shares are identical to the shares of common stock included in the units sold in our initial public offering except that: (1) prior to our initial business combination, only holders of the founder shares have the right to vote on the appointment of directors and holders of a majority of our founder shares may remove a member of the board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial stockholders, directors and officers have entered into, (3) pursuant to such letter agreement, our initial stockholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial business combination; (ii) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (4) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our initial public offering in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, directors and officers may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as September 30, 2023 or such earlier date as determined by our board of directors nears, which is the deadline for the completion of our initial business combination.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

The amount in the trust account was $43,913,740 (approximately $10.18 per public share) as of March 27, 2023. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $43,913,740, which is the amount we would have for our initial business combination if no additional interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our public and private warrants. At such valuation, each share of our Class A common stock would have an implied value of approximately $2.94 per share upon consummation of our initial business combination, which would be a 70.6% decrease as compared to the initial implied value per public share of $10.00 (assuming no value to the public warrants).

Public shares	4,312,774
Founder shares	10,625,000
Total shares	14,937,774
Total funds in trust available for initial business combination	$43,913,740
Public stockholders’ investment per public share	$10.00
Implied value per share upon consummation of initial business combination	$2.94

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than amendments relating to the appointment of directors, which require the approval by a majority of at least 90% of our common stock voting at a stockholder meeting) related to pre-business combination activity (including the requirement to fund the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our sponsor, who beneficially owns 70.3% of our common stock following the Extension Redemptions, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of our Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Our initial stockholders will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring stockholder vote, potentially in a manner that you do not support.

Our initial stockholders owned 71.1% of the issued and outstanding shares of our common stock following the Extension Redemptions. In addition, the founder shares, all of which are held by our initial stockholders, entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation relating to the appointment of directors may only be amended by a majority of at least 90% of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial business combination.

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

Risks Related to Ownership of Our Securities

The Extension Redemptions and the future ability of our public stockholders to exercise redemption rights with respect to our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

Following the Extension Redemptions, approximately $43.9 million remained in the trust account as of March 27, 2023. If our initial business combination agreement requires us to use a portion of the cash remaining in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) our completion of an initial business combination, and then only in connection with those shares of our Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, subject to applicable law. In addition, if we are unable to complete an initial business combination by September 30, 2023 or such earlier date as determined by our board of directors for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond September 30, 2023 or such earlier date as determined by our board of directors before they receive funds from our trust account. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or warrants, potentially at a loss.

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

Since the remaining proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private placement warrants and filed a Current Report on Form 8-K, including an audited balance sheet of the company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of the shares of our Class A common stock, you will lose your ability to redeem all such shares in excess of 15% of shares of our Class A common stock.

In connection with the Proposed Business Combination with Envoy or if the Proposed Business Combination with Envoy is not consummated and we seek stockholder approval of another initial business combination and we do not conduct redemptions in connection with such initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the

“Excess Shares,” without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

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

If we have not completed our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, we will distribute the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our amended and restated certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of Delaware law. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the remaining proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where investors have properly sought to redeem their shares of our Class A common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following September 30, 2023 or such earlier date as determined by our board of directors in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 400,000,000 shares of our Class A common stock, par value $0.0001 per share, 40,000,000 shares of our Class B common stock, par value $0.0001 per share, and 1,000,000 undesignated shares of preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 330,833,334 and 29,375,000 authorized but unissued shares of our Class A common stock and shares of our Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the shares of our Class B common stock into shares of our Class A common stock. Shares of our Class B common stock are convertible into shares of our Class A common stock, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are traded on Nasdaq under the symbols “ANZUU”, “ANZU” and “ANZUW”, respectively.

Holders

As of April 3, 2023, there was one holder of record of our units, one holder of record of our Class A common stock, six holders of record of our Class B common stock and one holder of record of our Private Placement Warrants. Because many of our securities are held by brokers and other institutions in street name on behalf of holders for whose benefit such securities are held, without obtaining a current list of nonobjecting beneficial owners, we are unable to estimate the total current number of beneficial holders represented by these record holders.

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

We did not sell any unregistered securities during the year ended December 31, 2022.

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

As of April 14, 2021, a total of $425,000,000 of the net proceeds from the sale of the units in the initial public offering (including the Over-Allotment Units) and the Private Placement Warrants were deposited in a U.S.-based trust account established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes, if any, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) the completion of the Company’s initial business combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with its initial business combination or to redeem 100% of its public shares if the Company does not complete its initial business combination by September 30, 2023 or such earlier date as determined by our board of directors or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed its initial business combination by September 30, 2023 or such earlier date as determined by our board of directors, subject to applicable law.

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

As of March 24, 2023, we had available to us $31,944 of cash held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On February 28, 2023, we reconvened our special meeting of stockholders, which was originally scheduled for February 9, 2023, adjourned until February 21, 2023 and further adjourned until February 28, 2023 (the “Special Meeting”). At the Special Meeting, our stockholders approved a proposal to amend our amended and restated certificate of incorporation to extend the date by which we have to consummate an initial business combination from March 4, 2023 to September 30, 2023 or such earlier date as determined by our board of directors.

In connection with the Special Meeting, stockholders holding 38,187,226 shares of Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $387.6 million (approximately $10.15 per share of Class A common stock) was removed from the trust account to pay such holders and approximately $45.1 million remained in the trust account. Following the redemptions, the Company had 4,312,774 shares of Class A common stock outstanding.

Item 6.    [Reserved].

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes thereto and other financial information included elsewhere in this Annual Report. This section of the Annual Report discusses activity as of and for the years ended December 31, 2022 and 2021. For discussion on activity for the period from December 28, 2020 (inception) through December 31, 2020 and period-over-period analysis on results for the year ended December 31, 2021 to the period from December 28, 2020 (inception) through December 31, 2020, refer to Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021. In addition to historical financial information, some of the information contained in the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. You should review the “Risk Factors” section of this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a blank check company incorporated as a Delaware corporation on December 28, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to as a business combination. We completed our initial public offering on March 4, 2021, which is described below under “Liquidity and Capital Resources.”

While we may pursue a business combination target in any industry, we currently intend to concentrate our efforts in identifying high-quality businesses with transformative technologies. Within this focus, we seek to pursue opportunities with market-leading companies, including from corporate spinouts, closely-held companies, and institutionally-backed businesses. We believe we will be able to provide significant value due to our ability to drive growth, global scaling and profitability in companies, along with our flexibility in understanding and addressing complex business situations and structures.

Since completing our initial public offering, we have reviewed, and continue to review, a number of opportunities to enter into a business combination with an operating business, but we are not able to determine at this time whether we will complete the Proposed Business Combination (as defined below) or another business combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate a business combination using cash from the remaining proceeds of our initial public offering and the sale of the Private Placement Warrants (as defined below), our capital stock, debt, or a combination of cash, stock and debt.

Recent Developments

Extension

As previously disclosed, we reconvened our special meeting of stockholders on February 28, 2023, which was originally scheduled for February 9, 2023, adjourned until February 21, 2023 and further adjourned until February 28, 2023 (the “Special Meeting”). At the Special Meeting, our stockholders approved a proposal to amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination from March 4, 2023 to September 30, 2023 or such earlier date as determined by our board of directors (the “Extension”). Following the approval of the Extension, we waived our right under the amended and restated certificate of incorporation to withdraw up to $100,000 of interest from the trust account to pay dissolution expenses in the event of our liquidation.

In connection with the Special Meeting, stockholders holding 38,187,226 shares of Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $387.6 million (approximately $10.15 per share of Class A common stock) was removed from the trust account to pay such holders and approximately $45.1 million remained in the trust account. Following the redemptions, the Company has 4,312,774 shares of Class A common stock outstanding.

In connection with the Special Meeting, the Company and the sponsor entered into extension support agreements with several unaffiliated third parties, pursuant to which each third party agreed to (i) notify the sponsor at least three business days prior to the Special Meeting regarding the number of shares of the Company’s Class A common stock that such third party intended to redeem and the number of shares of Class A common stock that such third party intended to retain in connection with the Special Meeting and (ii) vote (and to cause its controlled affiliates to vote) all shares of Class A common stock beneficially owned them on the record date for the Special Meeting in favor of the Extension. In exchange, the sponsor agreed to transfer, immediately following consummation of a business combination, 20,000 shares of the Company’s Class B common stock to each third party for every 100,000 shares Class A common stock held by such third party immediately following the Special Meeting, up to a maximum of 100,000 shares of Class B common stock to each third party.

Proposed Business Combination

As previously disclosed, we have entered into a letter of intent (the “Letter of Intent”) regarding a potential business combination (the “Proposed Business Combination”) with Envoy Medical Corporation (“Envoy”), a U.S.-based medical device company that has developed and is in early clinical testing of an implanted device that already received “Breakthrough Device Designation” from the Food and Drug Administration. We currently expect to execute the definitive documents in April 2023 and close late in the second quarter or early in the third quarter of 2023. The Letter of Intent contains certain conditions to the closing of the Proposed Business Combination, including but not limited to the Company having more than $40.0 million in the trust account immediately prior to any redemptions at the closing of the Proposed Business Combination. There can be no assurance we will execute definitive agreements or close on the timeline currently expected or at all.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and those in connection with our search for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $19,233,710, which consists of an increase in fair value of warrant liabilities of $19,997,306 and interest income earned on marketable securities held in the trust account of $6,125,038, and forgiveness of deferred offering costs of $150,262 and income tax expense of $1,501,714, offset by operating costs of $4,888,124 and a decrease in fair value of the FPAs of $649,058.

For the year ended December 31, 2021, we had a net loss of $251,633, which consists of operating costs of $5,204,970, further contributed by offering costs allocated to warrant liabilities of $782,812, offset by a change in fair value of warrant liabilities of $5,465,695, change in fair value of the FPAs of $232,789 and interest income earned on marketable securities held in the trust account of $37,665.

Liquidity and Capital Resources

As of December 31, 2022, we had $107,773 in our operating bank account and negative working capital of $7,089,334, which was composed primarily of accrued expenses in connection with searching for target businesses, performing business due diligence and negotiating business combination agreements, including in connection with the Proposed Business Combination.

Our liquidity needs up to the completion of our initial public offering on March 4, 2021 had been satisfied through a payment from our sponsor of $25,000 for 7,187,500 shares (the “Founder Shares”) of our Class B common stock and an aggregate of $212,487 in advances from a related party. These advances were repaid and are no longer available.

On March 4, 2021, we consummated our initial public offering of 42,000,000 units (the “Units”) and, on April 14, 2021, we issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option. The Units were sold at a price of $10.00 per Unit, generating aggregate gross proceeds of $425,000,000. Simultaneously with the closing of our IPO, we consummated the sale of 12,400,000 warrants (the “Private Placement Warrants”) to our sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option, we issued an additional 100,000 Private Placement Warrants to our sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $12,500,000.

Following the initial public offering, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the initial public offering (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,012,335, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $637,335 of other offering costs. In September 2022, we reversed $4,462,500 of deferred underwriting fees, as certain underwriters resigned from their role in any potential future business combination and thereby waived their entitlement to these fees. In February 2023, the remaining underwriter resigned from its role in the Proposed Business Combination and thereby waived its entitlement to $10,412,500 in deferred underwriting fees solely with respect to the Proposed Business Combination. In addition, as of March 24, 2023, $31,944 of cash was held outside the trust account and is available for working capital purposes.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, which interest shall be net of taxes payable, to complete our business combination. We may make permitted withdrawals from the trust account to pay our taxes, including franchise taxes and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, our sponsor or an affiliate of our sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our sponsor. As of December 31, 2022 and 2021, there were amounts of $1,500,000 and $0 outstanding under such working capital loans, respectively.

On March 29, 2022, we issued an unsecured promissory note (as amended, the “2022 Promissory Note”) to the sponsor, pursuant to which the sponsor may provide up to $1,500,000 to us as a working capital loan (the “2022 Working Capital Loan”). The 2022 Working Capital Loan does not bear interest and was repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of our initial business combination. On March 21, 2023, we and the sponsor amended the 2022 Promissory Note to extend the maturity date of the 2022 Working Capital Loan to the earlier of (i) December 31, 2023 or (ii) the consummation of our initial business combination. Upon the consummation of a business combination, the sponsor shall have the option, but not the obligation, to convert the principal balance of the 2022 Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. The 2022 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2022 Working Capital Loan and all other sums payable with regard to the 2022 Working Capital Loan becoming immediately due and payable.

On March 21, 2023, we issued an additional unsecured promissory note (the “2023 Promissory Note”) to the sponsor, pursuant to which the sponsor may provide up to $1,190,000 to us as a working capital loan (the “2023 Working Capital Loan”). The 2023 Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) December 31, 2023 or (ii) the consummation of our initial business combination. The 2023 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2023 Working Capital Loan and all other sums payable with regard to the 2023 Working Capital Loan becoming immediately due and payable.

We may need to obtain additional financing to complete our business combination, in which case we may issue additional securities or incur debt in connection with such business combination, including pursuant to the Forward Purchase Agreements described below.

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

Contractual Obligations

As of December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of our sponsor a monthly fee of $40,521 for office space, administrative and support services, provided to the Company. We began incurring these fees on March 1, 2021 and will continue to incur these fees monthly until the earlier of the completion of a business combination and the Company’s liquidation.

The underwriters were entitled to a deferred discount of $0.35 per unit, or $14,875,000 in the aggregate. The deferred discount would become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On September 30, 2022, $4,462,500 of the $14,875,000 deferred underwriter discount was forgiven. In February 2023, the remaining underwriter resigned from its role in the Proposed Business Combination and thereby waived its entitlement to $10,412,500 in deferred underwriting fees solely with respect to the Proposed Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

i)	Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

ii)	Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

In August 2020, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity” (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a- 15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weakness in our internal control over financial reporting described below, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2022.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of December 31, 2022 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the audited financial statements and related financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective as of December 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for extinguishment of a significant contingent obligation was not effectively designed or maintained. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Dr. Whitney Haring-Smith	38	Chairman of the Board of Directors & Chief Executive Officer
Daniel J. Hirsch	49	Chief Financial Officer, Corporate Secretary & Director
Diane L. Dewbrey	58	Independent Director
Priya Cherian Huskins	50	Independent Director
Susan J. Kantor	67	Independent Director

Dr. Whitney Haring-Smith has served as our Chief Executive Officer and a member of the Board of Directors since December 2020 and as the Chairman of our Board since August 2022. He has served as a co-founding managing partner at Anzu Partners since March 2015, where he has led the IPO-crossover investment into Ai-Media, a global provider of technology-enabled live and recorded captioning, transcription and translation services and led the mezzanine financing for Pivotal Systems Corporation, a gas flow monitoring provider and control technology platform for the global semiconductor industry. Dr. Haring-Smith serves on the board of multiple private technology companies, including Adaptive Surface Technologies since August 2020, Voltaiq since July 2020, Sofregen Medical since August 2019 and Partium (fka Slyce Acquisition) since November 2016. He previously served on the board of MultiMechanics from January 2019 to November 2019, Axsun Technologies from November 2016 to January 2019 and Lightship Works from May 2015 to May 2020. In addition, he led the acquisition of Axsun Technologies, the Koninklijke Philips N.V. spin-off, returning approximately eight times investors’ invested capital, and MultiMechanics, which was acquired by Siemens in 2019. He was formerly a BCG consultant from January 2011 to March 2015 in San Francisco, Hong Kong, Nigeria and United Kingdom, where he led transformations for multi-billion-dollar business units of large publicly-traded companies. Dr. Haring-Smith received his bachelor’s degree and master’s degree from Yale University in Political Science and his doctorate from Oxford University as a Rhodes Scholar.

Daniel J. Hirsch has served as our Chief Financial Officer, Corporate Secretary and a member of the Board of Directors since October 2022. Mr. Hirsch has served as an Executive-in-Residence at Anzu Partners LLC since August 2022, and has served on the board of Nuburu, Inc. (NYSEAMERICAN: BURU) since January 2023. He was a principal of Cascade Acquisition Holdings, LLC, the sponsor of a special purpose acquisition company, Cascade Acquisition Corp. (NYSE: CAS), formed in November 2020, and served as its chief operating officer and chief financial officer through May 2022. Mr. Hirsch served as a consultant to Trinity Real Estate Investments, LLC from January 2019 through November 2019 in connection with Trinity’s sponsorship of a special purpose acquisition company, Trinity Merger Corp, which completed its initial business combination in November 2019 with Broadmark Realty Capital (NYSE: BRMK) (“Broadmark”). From November 2019 through present, Mr. Hirsch has served on the board of Broadmark and is currently the chair of the Nominating and Governance Committee and a member of the Compensation Committee and the Finance Committee. In addition, Mr. Hirsch has served on the board of The Macerich Company (NYSE: MAC) since 2018 and is currently a member of the Compensation Committee and Nominating and Governance Committee. In addition, Mr. Hirsch served as a consultant to Farallon Capital Management, L.L.C. (“Farallon”), an investment firm that manages capital on behalf of institutions and individuals, for which he has served as a board designee with respect to Farallon’s investment in Playa Hotels & Resorts N.V. (NASDAQ: PLYA), from January 2017 to March 2020. During his tenure as a director at Playa Hotels & Resorts N.V., Mr. Hirsch served as the chair of the Compensation Committee, and a member of the Nominating and Governance Committee and Capital Allocation Committee. Previously, from November 2003 to December 2016, Mr. Hirsch held several senior positions at Farallon, including Managing Member of the Real Estate Group from 2009 to December 2016, Managing Director from 2007 to 2008 and Legal Counsel from 2003 to 2006. Prior to joining Farallon, Mr. Hirsch worked as an associate in the San Francisco office of the law firm Covington & Burling LLP, from 2001 to 2003. Mr. Hirsch graduated from Yale Law School with a J.D. and earned a Bachelor of Arts degree, summa cum laude, in Law, Jurisprudence and Social Thought from Amherst College.

Diane L. Dewbrey has served as an independent director since October 2022. Since November 2018, Ms. Dewbrey has served as an independent director of MBIA Inc., a NYSE-listed holding company whose subsidiaries provide financial guarantee insurance and other specialized financial services. Ms. Dewbrey serves on MBIA’s Audit Committee, Compensation and Governance

Committee, and Finance and Risk Committee. Since July 2022, Ms. Dewbrey has been a director of Chandler Asset Management (ESOP) and a member of its Compensation Committee. Additionally, Ms. Dewbrey served on Barrett Business Services, Inc. (NASDAQ: BBSI) from November 2019 to June 2022 and was Chair of the Nominating/Governance Committee, and from 2020 to 2021 she was a Board Advisor to Organic Valley Cooperative, largest organic dairy US cooperative, where she participated in all the director committees. For five years, until its merger with Consolidated Communications in 2014, Ms. Dewbrey served as an independent director and then chair (2013-14) of the board of Enventis, Inc. Prior to serving as a director at Enventis, she held various senior positions at Fifth Third Bancorp, where over an eighteen-year period she became Senior Vice President & Director of Central Operations and a member of the Executive Management Team. Then, she served as CEO of Foundation Bank from 2006 to 2015, and was Director of the Foundation Bancorp and Foundation Bank Board. Ms. Dewbrey is currently a director of the YMCA of The USA where she serves as Chair of the Investment Committee. Ms. Dewbrey earned her BS degree in Mathematics from Xavier University.

Priya Cherian Huskins has served as an independent director since March 2021. Ms. Huskins is an executive advisor for public companies and fast-growing private companies on risk mitigation. She is currently a partner and senior vice president at Woodruff Sawyer, where she has been focused on Director & Officer (D&O) insurance since 2003. In addition to serving on the board of Woodruff Sawyer, Ms. Huskins also serves on the board of Realty Income Corporation, an S&P 500 public company, where she serves on the Corporate Governance and Nominating Committee and is the Chair of the Compensation Committee, and on the board of the Long Term Stock Exchange, where she serves on the Audit Committee. She also serves on the board of NMI Holdings, Inc. and is an advisory board member of the Stanford Rock Center for Corporate Governance. She is a former senior associate at Wilson Sonsini Goodrich & Rosati (WSGR), a prominent law firm, where she advised companies on M&A and corporate law transactions. Ms. Huskins received her bachelor’s degree from Harvard College and her juris doctorate from the University of Chicago Law School.

Susan J. Kantor has served as an independent director since March 2021. Ms. Kantor has experience leading international finance, tax, treasury, risk, compliance and technology enablement for global services organizations. She was a National Advisory Partner for PwC from 2011 to 2016, a CFO & Treasurer for PRTM from 1997 to 2011, and a former CFO at Monitor Group from 1995 to 1997. During her time at PRTM, she completed several successful M&A transactions in the U.S. and abroad, including the sale of PRTM to PwC. Ms. Kantor previously served as an executive with Parexel, a clinical research organization, and the Boston Consulting Group. Ms. Kantor is currently on the board of Teknor Apex, a billion dollar privately-held material science company, the board of Guest Services, a hospitality company, and the boards of two non-profit organizations, the International Council on Clean Transportation and Family & Community Resources. Ms. Kantor previously served as a board director for Lionbridge Technologies from 2016 to 2017 when it was a publicly held company. She received her bachelor’s degree from Grove City College in Accounting and Business Administration and her CPA in MA.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors consists of five members. Prior to our initial business combination, holders of our founder shares will have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated certificate of incorporation relating to the appointment of directors may only be amended by a majority of at least 90% of our shares of common stock attending and voting in a stockholder meeting. Each of our directors will hold office for a two-year term. Subject to any other special rights applicable to the stockholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our shares of common stock (or, prior to our initial business combination, holders of our founder shares).

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

Audit Committee

The members of our audit committee are Diane L. Dewbrey, Priya Cherian Huskins and Susan J. Kantor. Susan J. Kantor serves as chairperson of the audit committee.

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

Compensation Committee

The members of our compensation committee are Diane L. Dewbrey, Priya Cherian Huskins and Susan J. Kantor. Diane L. Dewbrey serves as chairperson of the compensation committee.

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

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Diane L. Dewbrey, Priya Cherian Huskins and Susan J. Kantor. Priya Cherian Huskins serves as chairperson of the nominating and corporate governance committee.

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

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a complete description of our management’s other affiliations, see “— Directors and Officers.”
●	Our initial stockholders, directors and officers have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by September 30, 2023 or such earlier date as determined by our board of directors. However, if our initial stockholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the prescribed time frame. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination (x) if the last reported sale price of shares of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and directors and officers may directly or indirectly own shares of common stock and warrants following our initial public offering, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	Our directors and officers may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Dr. Whitney Haring-Smith	Anzu Partners	Investment firm	Co-founder & Managing Partner
	Adaptive Surface Technologies	Industrial technology	Board Member
	Voltaiq	Software solutions	Board Member
	Sofregen Medical	Biomaterials	Board Chair
	Partium (fka Slyce Acquisition)	Information technology services	Board Chair
	Xendee	Software solutions	Board Member
Priya Cherian Huskins	Woodruff Sawyer	Insurance	Employee, Compensation Committee Chair, Nominating and Corporate Governance Committee Member, Technology Risk Committee Member
	Realty Income Corporation	REIT	Compensation Committee Chair, Nominating and Corporate Governance Committee Member
	Stanford Rock Center for Corporate Governance	Academia	Advisory Member
	NMI Holdings, Inc.	Insurance	Board Member
	Long Term Stock Exchange	Securities Exchange	Board Member, Audit Committee Member
Susan J. Kantor	Teknor Apex Company	Specialty chemicals	Board Member
	Guest Services, Inc.	Hospitality	Board Member, Audit Committee Chair
	International Council on Clean Transportation	Climate Non-profit	Board Member, Audit Committee Chair
	Family & Community Resources	Human Services Non-profit	Board Member, Treasurer
Daniel J. Hirsch	Anzu Partners	Investment Firm	Consultant
	The Macerich Company	REIT	Board Member, Nominating and Governance Committee Member, Compensation Committee Member
	Broadmark Realty Capital	Real Estate Finance	Board Member, Nominating and Governance Committee Chair, Compensation Committee Member, Finance Committee Member
	Nuburu, Inc.	Industrial technology	Board Member
Diane L. Dewbrey	MBIA, Inc.	Financial Services	Board Member, Audit Committee Member, Finance Committee Member, Compensation Committee Member, Governance Committee Member
	Chandler Assets Management	Asset Management	Board Member
	YMCA of the USA	Non-profit	Board Member, Investment Committee Chair, Finance Committee Member, Audit Committee Member

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

Item 11.    Executive Compensation.

None of our directors or officers have received any cash compensation from us for services rendered to us. Until the earlier of the consummation of our initial business combination or our liquidation, we will pay an affiliate of our sponsor a total of $40,520.83 per month for office space, administrative and support services. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that are made by us to our sponsor, directors, officers or our or any of their respective affiliates. In February 2021, our sponsor transferred 25,000 founder shares to each of Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor, our independent directors at the time. In October 2022, our sponsor transferred 25,000 founder shares to each of Daniel J. Hirsch and Diane L. Dewbrey, in connection with their appointment as directors.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 3, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

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

The ownership percentage column below is based on 4,312,774 shares of Class A common stock and 10,625,000 shares of Class B common stock issued and outstanding as of April 3, 2023. All of the Class B common stock are convertible into Class A common stock on a one-for-one basis, as described herein. The following table does not reflect the beneficial ownership of warrants included in the Units offered in the initial public offering or the private placement warrants as the warrants are not exercisable within 60 days hereof.

	Class B Common Stock		Class A Common Stock
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage	Beneficially	Percentage of	Voting
Name of Beneficial Owners (1)	Owned(2)	of Class	Owned	Class	Control
Anzu SPAC GP I LLC (our sponsor)(3)	10,500,000	98.8%	—	—	70.3%
Dr. Whitney Haring-Smith	—	—	—	—	—
Daniel J. Hirsch	25,000	*	—	—	*
Diane L. Dewbrey	25,000	*	—	—	*
Priya Cherian Huskins	25,000	*	—	—	*
Susan J. Kantor	25,000	*	—	—	*
All officers and directors as a group	100,000	*	—	—	*
*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Anzu Special Acquisition Corp I, 12610 Race Track Road, Suite 250 Tampa, FL 33626.
(2)	Interests shown consist solely of founder shares, classified as shares of our Class B common stock. Such shares will convert into shares of our Class A common stock on a one-for-one basis, subject to adjustment, as described in Exhibit 4.5 hereto.
(3)	Anzu SPAC GP I LLC, our sponsor, is the record holder of the shares of our Class B common stock reported herein. Whitney Haring-Smith, David Seldin and David Michael share voting and investment control over shares held by our sponsor by virtue of their shared control of our sponsor.

Our initial stockholders beneficially owned 71.1% of our issued and outstanding shares of common stock following the Extension Redemptions and will have the right to elect all of our directors prior to our initial business combination as a result of holding all of the founder shares. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. In addition, because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all other matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On December 30, 2020, our sponsor purchased 7,187,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.004 per share. On February 19, 2021, we effected a stock dividend of 2,875,000 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 10,062,500 founder shares. In February 2021, our sponsor transferred 25,000 founder shares to each of Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor, our independent directors. On March 1, 2021, we effected a stock dividend of 2,012,500 shares of Class B common stock to our sponsor, resulting in our initial stockholders holding an aggregate of 12,075,000 founder shares. On April 14, 2021, our sponsor forfeited 1,450,000 founder shares following the expiration of the unexercised portion of underwriters’ over-allotment option. On October 4, 2022, our sponsor transferred 25,000 founder shares to each of Daniel J. Hirsch and Diane L. Dewbrey in connection with their appointment as directors.

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

Administrative Services Agreement

We have entered into an Administrative Services Agreement with an affiliate of our sponsor, pursuant to which we will pay a total of $40,520.83 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes until September 30, 2023, an affiliate of our sponsor will be paid a total of approximately $1.3 million ($40,520.83 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Diligence Services

We have agreed to pay or reimburse an affiliate of the sponsor for certain fees and out-of-pocket expenses incurred in connection with activities on our behalf such as performing due diligence on suitable business combination opportunities. As of December 31, 2022 and December 31, 2021, there was $958,429 and $334,731, respectively, accrued for such fees and expenses. We paid an affiliate of the sponsor $0 and $417,185 for such fees and expenses during the years ended December 31, 2022 and 2021, respectively. We incurred $623,698 and $751,916 of such fees and expenses for the years ended December 31, 2022 and 2021, respectively.

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

In addition, on March 29, 2022, we issued an unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,500,000 to us as a working capital loan, of which $1,500,000 was outstanding as of the date of this Annual Report. On March 21, 2023, we issued an additional unsecured promissory note to the sponsor, pursuant to which the sponsor may provide up to $1,190,000 to us as a working capital loan, of which $734,300 was outstanding as of the date of this Annual Report. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver of any and all rights to seek access to funds in our trust account.

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

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that each of Diane L. Dewbrey, Priya Cherian Huskins and Susan J. Kantor is an independent director under applicable SEC and Nasdaq listing standards.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.    Principal Accounting Fees and Services.

The following table presents fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered by Withum for the audit of our financial statements for the years ended December 31, 2022 and 2021 and fees billed for other services rendered for those periods:

	For the Year ended
	December 31, 2022	December 31, 2021
Audit Fees (1)	$100,360	$183,005
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$8,580	$10,375
All Other Fees (4)	$—	$—
Total	$108,940	$193,380
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and the reviews of our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings, including in connection with review of registration statements and consents.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

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

(b) Exhibits

The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

Exhibit Index

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).
3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8 K, filed on March 2, 2023).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
4.2	Specimen Share of Class A common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
4.4

Warrant Agreement, dated March 1, 2021, between the Company and American Stock Transfer & Trust Company, as arrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed on March 31, 2022).
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

10.7	Form of Indemnity Agreement between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

Exhibit Number	Description of Exhibit

10.8

Securities Subscription Agreement, dated December 30, 2020, between the Company and Anzu SPAC GP I LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).

10.9	Form of Forward Purchase Agreement (Forward Purchase Securities) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2021).
10.10	Form of Forward Purchase Agreement (Convertible Notes) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2021).
10.11	Promissory Note, dated March 29, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 16, 2022).
10.12	Form of Extension Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023).
10.13*	Amendment No. 1 to Promissory Note, dated March 21, 2023.
10.14*	Promissory Note, dated March 21, 2023.
14	Form of Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14 to the Company’s Registration Statement on Form S-1 (File No. 333-252861) filed on February 8, 2021).
24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibits 101)
*	Filed herewith
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANZU SPECIAL ACQUISITION CORP I

By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer

Date:	April 3, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Whitney Haring-Smith and Daniel J. Hirsch and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dr. Whitney Haring-Smith	Chairman of the Board of Directors, Chief Executive Officer &	April 3, 2023
Dr. Whitney Haring-Smith	Director (principal executive officer)

/s/ Daniel J. Hirsch	Chief Financial Officer, Corporate Secretary & Director (principal	April 3, 2023
Daniel J. Hirsch	financial and accounting officer)

/s/ Diane L. Dewbrey	Director	April 3, 2023
Diane L. Dewbrey

/s/ Priya Cherian Huskins	Director	April 3, 2023
Priya Cherian Huskins

/s/ Susan J. Kantor	Director	April 3, 2023
Susan J. Kantor

ANZU SPECIAL ACQUISITION CORP I

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Anzu Special Acquisition Corp I

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Anzu Special Acquisition Corp I (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter – Restatement of Unaudited Interim Financial Statements

As discussed in Note 2 to the financial statements, the Company previously accounted for its deferred underwriting fee waiver as a forgiveness of debt and recorded a gain on its statements of operations. Management has since re-evaluated its accounting treatment for the forgiveness and has determined that the forgiveness should have been treated as a credit to stockholders’ deficit. Accordingly, the 2022 unaudited interim financial statements have been restated within Note 2 to correct the accounting and related disclosure for the forgiveness of the deferred underwriting fee.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 30, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

April 3, 2023

PCAOB Number 100

Anzu Special Acquisition Corp I

Balance Sheets

	December 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash	$107,773	$149,845
Prepaid expenses	112,649	713,322
Total current assets	220,422	863,167
Investments held in Trust Account	430,047,193	425,037,665
Forward Purchase Agreement Assets	353,731	1,002,789
Total assets	$430,621,346	$426,903,621

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$1,177,546	$618,742
Accrued expenses	3,945,680	2,059,431
Working Capital Loans (as stated in Note 5)	1,500,000	—
Income taxes payable	686,530	—
Total current liabilities	7,309,756	2,678,173
Deferred underwriting fee payable	10,412,500	14,875,000
Derivative warrant liabilities	1,066,667	21,063,972
Total liabilities	18,788,923	38,617,145

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 42,500,000 shares issued and outstanding at $10.11 and $10.00 per share redemption value as of December 31, 2022 and 2021, respectively	429,747,193	425,000,000

Stockholders’ deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; none issued or outstanding (excluding 42,500,000 shares subject to possible redemption) as of December 31, 2022 and 2021	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 shares issued and outstanding as of December 31, 2022 and 2021	1,063	1,063
Additional paid-in capital	—	—
Accumulated deficit	(17,915,833)	(36,714,587)
Total stockholders’ deficit	(17,914,770)	(36,713,524)
Total liabilities and stockholders’ deficit	$430,621,346	$426,903,621

See accompanying notes to financial statements.

Anzu Special Acquisition Corp I

Statements of Operations

	For Year Ended	For Year Ended
	December 31,	December 31,
	2022	2021
Operating expenses:
Formation and operating costs	$4,888,124	$5,204,970
Loss from operations	(4,888,124)	(5,204,970)

Other income (expense):
Interest earned on investments held in Trust Account	6,125,038	37,665
Deferred offering cost forgiveness	150,262	—
Offering costs allocated to warrant liabilities	—	(782,812)
Change in fair value of Forward Purchase Agreements	(649,058)	232,789
Change in fair value of warrant liabilities	19,997,306	5,465,695
Income (loss) before income tax expense	20,735,424	(251,633)
Income tax expense	(1,501,714)	—
Net income (loss)	$19,233,710	$(251,633)

Weighted average number of Class A common stock, basic and diluted	42,500,000	35,224,658
Basic and diluted net income (loss) per common stock, Class A	$0.36	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	10,625,000	10,589,629
Basic and diluted net income (loss) per common stock, Class B	$0.36	$(0.01)

See accompanying notes to financial statements.

Anzu Special Acquisition Corp I

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2022 and 2021

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	—	$—	10,625,000	$1,063	$—	$(36,714,587)	$(36,713,524)
Net income	—	—	—	—	—	19,233,710	19,233,710
Increase in redemption value of Class A common stock subject to redemption	—	—	—	—	—	(434,956)	(434,956)
Balance as of December 31, 2022	—	$—	10,625,000	$1,063	$—	$(17,915,833)	$(17,914,770)

					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020	—	$—	12,075,000	$1,208	$23,792	$(701)	$24,299
Forfeiture of Founder Shares	—	—	(1,450,000)	(145)	145	—	—
Accretion for Class A common stock to redemption amount	—	—	—	—	(23,937)	(37,232,253)	(37,256,190)
Issuance of Forward Purchase Agreements	—	—	—	—	—	770,000	770,000
Net loss	—	—	—	—	—	(251,633)	(251,633)
Balance as of December 31, 2021	—	$—	10,625,000	$1,063	$—	$(36,714,587)	$(36,713,524)

See accompanying notes to financial statements.

Anzu Special Acquisition Corp I

Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash flow from operating activities:
Net income (loss)	$19,233,710	$(251,633)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of prepaid expenses	704,857	499,699
Change in fair value of warrant liabilities	(19,997,306)	(5,465,695)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(150,262)	—
Change in fair value of Forward Purchase Agreements	649,058	(232,789)
Offering costs allocated to warrant liabilities	—	782,812
Interest earned on investments held in Trust Account	(6,125,038)	(37,665)
Changes in operating assets and liabilities:
Prepaid expenses	(104,184)	(1,213,021)
Accounts payable	558,804	618,040
Accrued expenses	1,886,249	2,059,431
Income taxes payable	686,530	—
Net cash used in operating activities	(2,657,582)	(3,240,821)

Cash flows from investing activities:
Withdrawal from (investment of) funds in Trust Account	1,115,510	(425,000,000)
Net cash provided by (used in) investing activities	1,115,510	(425,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, gross	—	425,000,000
Proceeds from sale of Private Placement Warrants	—	12,500,000
Payment of offering costs	—	(9,134,334)
Proceeds from note payable - related party	1,500,000	—
Net cash provided by financing activities	1,500,000	428,365,666

Net change in cash	(42,072)	124,845
Cash at beginning of year	149,845	25,000
Cash at end of year	$107,773	$149,845

Supplemental disclosure of non-cash financing activities:
Deferred underwriting commissions	$—	$14,875,000
Deferred offering costs included in accounts payable	$—	$(94,992)
Deferred offering costs associated with proposed public offering	$—	$94,992
Accretion of Class A common stock to redemption amount	$(434,956)	$(37,256,190)
Initial classification of Forward Purchase Agreements	$—	$(770,000)

See accompanying notes to financial statements.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

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

While the Company may pursue a Business Combination target in any industry, the Company currently intends to concentrate its efforts in identifying high-quality businesses with transformative technologies. Since completing the Company’s initial public offering (the “IPO” or the “Initial Public Offering”), the Company has reviewed, and continues to review, a number of opportunities to enter into a Business Combination with an operating business, but the Company is not able to determine at this time whether it will complete a Business Combination with any of the target businesses that the Company has reviewed or with any other target business. The Company intends to effectuate a Business Combination using cash from the proceeds of the IPO and the sale of the Private Placement Warrants (as defined below), the Company’s capital stock, debt, or a combination of cash, stock and debt.

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the IPO described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held in the Trust Account (as defined below).

The Company’s sponsor is Anzu SPAC GP I LLC, a Delaware limited liability company (the “Sponsor”).

Financing

On March 4, 2021, the Company consummated the IPO of 42,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “public shares”) and, on April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one warrant (the “Public Warrants”) of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The Units were sold at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $425,000,000 (see Note 4 and Note 8).

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

Transaction costs of the IPO prior to the underwriters’ partial exercise of their over-allotment option amounted to $23,731,835, consisting of $8,400,000 of underwriting commissions, $14,700,000 of deferred underwriters’ commissions and $631,835 of other offering costs. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021 amounted to $280,500, consisting of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

Trust Account

Following the closing of the IPO on March 4, 2021, $420,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”). Following the closing of the underwriters’ over-allotment option on April 14, 2021, an additional $5,000,000 ($10.00 per Unit) from

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

the net proceeds of the sale of the additional Units and Private Placement Warrants was placed in the Trust Account. The funds in the Trust Account are invested in a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of (1) the Company’s completion of a Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed a Business Combination by September 30, 2023 or such earlier date as determined by the Company’s board of directors, subject to applicable law. Based on current interest rates, the Company expects that interest earned on the Trust Account will be sufficient to pay taxes.

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

The Company has until September 30, 2023 or such earlier date as determined by the Company’s board of directors (or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by the Company’s stockholders (an “Extension Period”)) to complete its initial Business Combination. If the Company does not complete a Business Combination by September 30, 2023 or such earlier date as determined by the Company’s board of directors, or during any Extension Period, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if it fails to complete its initial Business Combination by September 30, 2023 or such earlier date as determined by the Company’s board of directors, or during any Extension Period. The initial stockholders (the Sponsor and the three directors that hold Founder Shares (as defined in Note 6) have entered into a letter agreement with the Company, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete its initial Business Combination by September 30, 2023 or such earlier date as determined by the Company’s board of directors, or during any Extension Period. However, if the initial stockholders acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete its initial Business Combination within the allotted time frame.

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

On March 10, 2023 Silicon Valley Bank became insolvent. State regulators closed the bank and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

Going Concern

As of December 31, 2022 and 2021, the Company had $107,773 and $149,845 in its operating bank accounts, respectively, and working capital deficits of $(7,089,334) and $(1,815,006), respectively.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

Prior to the completion of the Initial Business Combination, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2022 and 2021, there were amounts of $1,500,000 and $0 outstanding under the Working Capital Loans, respectively.

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial business combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by September 30, 2023 or such earlier date as determined by the Company’s board of directors, or during any Extension Period, there will be a mandatory liquidation and subsequent dissolution of the Company. Mandatory liquidation and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Note 2 - Restatement of Previously Issued Financial Statements

The Company had recognized a liability upon closing of its initial public offering in March 2021 for a portion of the underwriters’ commissions which was contingently payable upon closing of a future business combination, with the offsetting entry resulting in an initial discount to the securities sold in the initial public offering. One of the underwriters waived all claims to this deferred commission in September 2022. The Company recognized the waiver as an extinguishment, with a resulting non-operating gain recognized in its statement of operations for the three and nine months ended September 30, 2022. Upon subsequent review and analysis, management concluded that the Company should have recognized the extinguishment of the contingent liability as a credit to stockholders’ deficit.

Therefore, the Company’s management and the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) concluded that the Company’s previously issued unaudited condensed financial statements as of September 30, 2022 should no longer be relied upon and that it is appropriate to restate. As such, the Company will restate its financial statements filed November 14, 2022 (the “Original Filing”) in this Form 10-K.

Impact of the Restatement

The impact of the restatement on the statements of operations, statements of changes in stockholders’ deficit and statements of cash flows for the affected period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

Statement of Operations

	As Previously
Three months ended September 30, 2022	Reported filed	Adjustment	Restated
Deferred offering cost forgiveness	$4,462,500	$(4,312,237)	$150,263
Net Income	$5,690,350	$(4,312,237)	$1,378,113
Basic and diluted net income per common stock, Class A	$0.11	$(0.08)	$0.03
Basic net income per common stock, Class B	$0.11	$(0.08)	$0.03
Diluted net income per common stock, Class B	$0.11	$(0.08)	$0.03

	As Previously
Nine months ended September 30, 2022	Reported filed	Adjustment	Restated
Deferred offering cost forgiveness	$4,462,500	$(4,312,237)	$150,263
Net Income	$21,242,449	$(4,312,237)	$16,930,212
Basic and diluted net income per common stock, Class A	$0.40	$(0.08)	$0.32
Basic net income per common stock, Class B	$0.40	$(0.08)	$0.32
Diluted net income per common stock, Class B	$0.40	$(0.08)	$0.32

Changes in stockholders' deficit

	As Previously
Three months ended September 30, 2022	Reported filed	Adjustment	Restated
Net Income	$5,690,350	$(4,312,237)	$1,378,113
Deemed dividend – increase in redemption value of Class A common stock subject to redemption	$(1,589,302)	$4,312,237	$2,722,935

Cash Flow Statement for the nine months ended September 30, 2022

	As Previously
	Reported filed	Adjustment	Restated
Net Income	$21,242,449	$(4,312,237)	$16,930,212
Gain on forgiveness of deferred offering costs	$4,462,500	$(4,312,237)	$150,263
Supplemental Disclosure of noncash activities
Extinguishment of deferred underwriting commissions allocated to public shares	$—	$4,312,237	$4,312,237

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of December 31, 2022, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) had been incurred. Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021, amounted to $280,500 consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of December 31, 2022, offering costs in the aggregate of $782,812 have been charged to the Company’s statement of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to stockholders’ deficit. As of December 31, 2022, deferred offering costs of $94,992 have been incurred.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature except for the derivative warrant liabilities and forward purchase agreement asset (see Note 10).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using binomial lattice model at the date of issuance. As of December 31, 2022, the Company’s public warrants were measured based on quoted prices in active markets, and the private placement warrants are categorized as a Level 2 following the public price.

FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

The Company accounts for its forward purchase agreements (collectively, the “Forward Purchase Agreements” or “FPAs”) issued as derivative FPA assets in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA instruments as assets at fair value and adjusts the instruments to fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the FPAs has been estimated using observable inputs at the date of issuance. As of December 31, 2022 and 2021, the Company’s FPAs are categorized as a Level 3.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the year, excluding common stock shares subject to forfeiture.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The Company’s statements of operations include a presentation of income per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income per common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

A reconciliation of net income (loss) per common stock is as follows:

	Year Ended December 31, 2022
	Class A	Class B
Allocation of net income	$15,386,968	$3,846,742
Weighted average shares outstanding, basic and diluted	42,500,000	10,625,000
Basic and diluted net income per share	$0.36	$0.36

	Year Ended December 31, 2021
	Class A	Class B
Allocation of net loss	$(193,470)	$(58,163)
Weighted average shares outstanding, basic and diluted	35,224,658	10,589,629
Basic and diluted net loss per share	$(0.01)	$(0.01)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the years ended December 31, 2022 and 2021 has been disclosed under Note 12, as well as the deferred tax assets as of December 31, 2022 and 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

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

Note 5 - Private Placement

Simultaneously with the closing of the IPO on March 4, 2021, the Company completed the private sale of an aggregate of 12,400,000 Private Placement Warrants to the Sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option, the Company issued an additional 100,000 Private Placement Warrants to the Sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $12,500,000. A portion of the proceeds from the sale of the Private Placement Warrants was added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. If the Company does not complete a Business Combination by September 30, 2023 or such earlier date as determined by the Company’s board of directors, or during any Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

Note 6 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of December 31, 2022, are not subject to forfeiture.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares or Class A common stock received upon conversion thereof until the earlier of (A) one year after the completion of a Business Combination; and (B) subsequent to a Business Combination (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Company’s public stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2022 or (ii) the completion of the IPO. The Company had no borrowings under the promissory note at December 31, 2022 or 2021. The facility is no longer available.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, the Company had amounts of $1,500,000 and $0 under the Working Capital Loans, respectively.

On March 29, 2022, the Company issued an unsecured promissory note to the Sponsor (the “2022 Promissory Note”), pursuant to which the Sponsor may provide up to $1,500,000 to the Company as a Working Capital Loan (the “2022 Working Capital Loan”). The 2022 Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of the Company’s initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the 2022 Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the 2022 Working Capital Loan but no proceeds held in the Trust Account would be used to repay the 2022 Working Capital Loan. The 2022 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2022 Working Capital Loan and all other sums payable with regard to the 2022 Working Capital Loan becoming

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

immediately due and payable. As of December 31, 2022 and 2021, the Company had amounts of $1,500,000 and $0 under the 2022 Working Capital Loan, respectively. The 2022 Working Capital Loan is recorded at fair value of $1,500,000.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. There was no accrual for administrative service fees as of December 31, 2022 or 2021. The Company has incurred costs due to a related party of $486,252 and $405,210 for the years ended December 31, 2022 and 2021, respectively, and all amounts were paid in the period incurred.

Diligence Services

The Company has agreed to pay or reimburse an affiliate of the Sponsor for certain fees and out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as performing due diligence on suitable business combination opportunities. As of December 31, 2022 and 2021, there were amounts of $958,429 and $334,731, respectively, accrued for such fees and expenses. The Company paid an affiliate of the Sponsor $0 and $417,185 for such fees and expenses during the years ended December 31, 2022 and 2021, respectively. The Company incurred $623,698 and $751,916 of such fees and expenses for the years ended December 31, 2022 and 2021, respectively.

Note 7 - Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the IPO to purchase up to an additional 6,300,000 Units to cover over-allotments, if any. On April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option.

On March 4, 2021 and April 14, 2021, the underwriters were paid a fixed underwriting discount of $8,400,000 and $100,000, respectively. In addition, the underwriters are entitled to a deferred discount of $0.35 per Unit, or $14,875,000 in the aggregate. During the year ended December 31, 2022, the Company wrote off a liability of $4,462,500 of deferred underwriting fees, through the statement of operations, as some underwriters resigned from their role in any potential future Business Combination and thereby waived their entitlement to these fees. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

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

As of December 31, 2022, there is nothing outstanding on the Convertible Notes and no action has been taken on the Forward Purchase Securities other than the initial contract agreement.

Note  8 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 42,500,000 shares of Class A common stock outstanding, all of which were subject to possible redemption. As of December 31, 2022, these shares were valued at $10.11, due to the stockholder rights to the trust proceeds, for a total of $429,747,193. As of December 31, 2021, these shares were valued at the IPO price of $10.00 per share for a total of $425,000,000.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

At December 31,2022 and 2021, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$425,000,000
Less:
Proceeds allocated to Public Warrants	(14,026,667)
Class A common stock issuance costs	(23,229,523)
Plus:
Accretion of carrying value to redemption value	37,256,190
Class A common stock subject to possible redemption at December 31, 2021	425,000,000
Waiver of Class A shares issuance costs	4,312,237
Accretion of carrying value to redemption value	434,956
Class A common stock subject to possible redemption at December 31, 2022	$429,747,193

Note 9 - Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 42,500,000 shares of Class A common stock issued and outstanding, which are all subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 10,625,000 shares of Class B common stock issued and outstanding. On February 19, 2021, the Company effected a stock dividend of 2,875,000 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 shares of Class B common stock. On March 1, 2021, the Company effected a stock dividend of 2,012,500 shares of Class B common stock to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of up to 12,075,000 shares of Class B common stock, of which an aggregate of up to 1,575,000 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the number of Class B common stock will equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Class B common stock following the expiration of the unexercised portion of underwriters’ over-allotment option.

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2022. There were $14,000,000 in transfers from Level 3 to Level 1 and $8,000,000 in transfers from Level 3 to Level 2 for the year ended December 31, 2021.

The initial fair value of the Public and Private Placement Warrants, issued concurrently and in connection with the Initial Public Offering, has been estimated using a binomial lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ listed price in an active market was used as the fair value for both the Public and Private Placement Warrants. The estimated fair value of the Warrants, prior to the Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to the Unit price, expected volatility, risk-free interest rate, term to expiration, and dividend yield. The Unit price is based on the publicly traded price of the Units as of the measurement date. The Company estimated the volatility for the Warrants based on the implied volatility from the traded prices of warrants issued by other special purpose acquisition companies. The risk-free interest rate is based on interpolated U.S. Treasury rates, commensurate with a similar term to the Warrants. The term to expiration was calculated as the contractual term of the Warrants, assuming one year to a Business Combination from the Initial Public Offering date. Finally, the Company does not anticipate paying a dividend.

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

The asset for the FPAs was valued using the time-discounted spread of the fixed purchase price of the Company’s units pursuant to the FPAs over the public trading price of the Company’s Units and is considered to be a Level 3 fair value measurement. The valuation is then adjusted to reduce the value of the FPAs for the value of warrants. The model utilizes key inputs including risk free interest rates based on U.S. Treasury rates.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

The following tables present information about the Company’s assets that are measured on a recurring basis as of December 31, 2022 and 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets	Observable	Unobservable
December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$430,047,193	$—	$—
Forward Purchase Agreements	—	—	353,731
Fair value at December 31, 2022	$430,047,193	$—	$353,731
Liabilities:
Public Warrant liability	$566,667	$—	$—
Private Warrant liability	—	500,000	—
Working Capital Loans – related party	—	—	1,500,000
Fair Value at December 31, 2022	$566,667	$500,000	$1,500,000

	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets	Observable	Unobservable
December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$425,037,665	$—	$—
Forward Purchase Agreements	—	—	1,002,789
Fair value at December 31, 2021	$425,037,665	$—	$1,002,789
Liabilities:
Public Warrant liability	$11,190,235	$—	$—
Private Warrant liability	—	9,873,737	—
Fair value at December 31, 2021	$11,190,235	$9,873,737	$—

The following tables provide the roll forward for the Level 3 investments as of December 31, 2022:

FPA assets at December 31, 2021	$1,002,789
Change in fair value of FPAs	(649,058)
FPA assets at December 31, 2022	$353,731

Working Capital Loans at December 31, 2021	$—
Issuance of loan	1,500,000
Change in fair value of working capital loan	—
Working Capital Loans at December 31, 2022	$1,500,000

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

The following tables provides the roll forward for the Level 3 investments as of December 31, 2021:

Level 3 Warrant liabilities at March 4, 2021	$26,260,000
Change in fair value of warrant liabilities	(4,363,000)
Transfers from Level 3 to Level 1 investments	(14,000,000)
Warrants issued on April 12, 2021	103,000
Transfers from Level 3 to Level 2 investments	(8,000,000)
Level 3 Warrant liabilities at December 31, 2021	$—

Issuance of FPA assets at December 6, 2021	$770,000
Change in fair value of FPAs	232,789
Level 3 investments (at asset position) at December 31, 2021	$1,002,789

The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

	December 31, 2022	December 31, 2021
Unit Price	$10.00	$10.00
Remaining Term (in years)	0.16	0.50
Risk-Free Rate	4.18%	0.19%

The following table presents the quantitative information regarding Level 3 fair value measurements of the Working Capital Loan:

December 31, 2022
Principal Outstanding	$1,500,000
Expected Remaining Term (in years)	0.16
Volatility	43.5%
Risk-Free Rate	3.91%

The change in fair value of the warrant liabilities is summarized as follows:

Warrant liabilities at December 31, 2021	$21,063,972
Change in fair value of warrant liabilities	(19,997,305)
Warrant liabilities at December 31, 2022	$1,066,667

Warrant liabilities at March 4, 2021	$26,260,000
Warrants issued on April 12, 2021	269,667
Change in fair value of warrant liabilities	(5,465,695)
Warrant liabilities at December 31, 2021	$21,063,972

Note 11 - Warrant Liabilities

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by September 30, 2023 or such earlier date as determined by the Company’s board of directors, or during any Extension Period, and the Company liquidates the funds held in the Trust Account, holders of the warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

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

The Company has outstanding an aggregate of 26,666,666 warrants, including 14,166,666 public warrants and 12,500,000 private warrants, and 0 warrants as of December 31, 2022 and 2021, respectively, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 4 and 5).

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

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

Note 12 - Income Taxes

The Company’s taxable income primarily consists of interest income on the Trust Account, less any franchise taxes. The Company’s formation and operating costs are generally considered start-up costs and are not currently deductible.

The income tax provision consists of the following:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Current
Federal	$1,175,834	$—
State	325,880	—
Deferred
Federal	(2,077,550)	(1,085,134)
State	(429,855)	—
Change in valuation allowance	2,507,405	1,085,134
Income tax provision	$1,501,714	$—

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryover	$-	$7,910
Start-up/organization costs	(2,507,405)	(1,093,044)
Total deferred tax assets	(2,507,405)	(1,085,134)
Valuation allowance	2,507,405	1,085,134
Deferred tax asset, net of allowance	$-	$-

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

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the years ended December 31, 2022 and 2021 is as follows:

Statutory federal income tax rate	21.00%	21.00%
Cost allocated to warrants	0.00%	65.33%
Change in deferred offering costs	(0.15)%	0.00%
Change in fair value of warrant liabilities	(20.25)%	(456.14)%
Change in fair value of FPAs	0.66%	(19.43)%
Change in valuation allowance	6.82%	389.24%
Other	(0.84)%	0.00%
Effective tax rate	7.24%	0.00%

There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Anzu Special Acquisition Corp I

Notes to Financial Statements

DECEMBER 31, 2022

Note 13 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through April 3, 2023, the date that the financial statements were issued. Based on this review, the Company did not identify any subsequent events besides what is disclosed below that would have required adjustment or disclosure in the financial statements.

In February 2023, the remaining underwriter resigned from its role in the Company’s potential business combination with Envoy Medical Corporation (the “Proposed Business Combination”) and thereby waived its entitlement to $10,412,500 in deferred underwriting fees solely with respect to the Proposed Business Combination.

On February 28, 2023, the Company reconvened its special meeting of stockholders, which was originally scheduled for February 9, 2023, adjourned until February 21, 2023 and further adjourned until February 28, 2023 (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination from March 4, 2023 to September 30, 2023 or such earlier date as determined by the Company’s board of directors (the “Extension”). Following the approval of the Extension, the Company waived its right under the amended and restated certificate of incorporation to withdraw up to $100,000 of interest from the Trust Account to pay dissolution expenses in the event of the Company’s liquidation.

In connection with the Special Meeting, stockholders holding 38,187,226 shares of the Company’s Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $387.6 million (approximately $10.15 per share of Class A common stock) was removed from the Trust Account to pay such holders and approximately $45.1 million remained in the Trust Account. Following the redemptions, the Company has 4,312,774 shares of Class A common stock outstanding.

On March 21, 2023, the Company and the Sponsor amended the 2022 Promissory Note to extend the maturity date of the 2022 Working Capital Loan to the earlier of (i) December 31, 2023 or (ii) the consummation of a Business Combination.

On March 21, 2023, the Company issued an additional unsecured promissory note (the “2023 Promissory Note”) to the Sponsor, pursuant to which the Sponsor may provide up to $1,190,000 to the Company as a working capital loan (the “2023 Working Capital Loan”). The 2023 Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) December 31, 2023 or (ii) the consummation of a Business Combination. The 2023 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2023 Working Capital Loan and all other sums payable with regard to the 2023 Working Capital Loan becoming immediately due and payable. As of April 3, 2023, $734,300 was outstanding under the 2023 Promissory Note.