Form 10-Q
period 2023-03-31
Anzu Special Acquisition Corp I
filed 2023-05-15
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the registrant had 4,312,774 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS:
Current Assets:
Cash	$104,020	$107,773
Prepaid expenses	412,896	112,649
Total current assets	516,916	220,422
Investments held in Trust Account	44,369,108	430,047,193
Forward purchase agreement assets	1,035,264	353,731
Total Assets	$45,921,288	$430,621,346

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,565,830	$1,177,546
Accrued expenses	5,545,697	3,945,680
Working capital loan - related party	2,234,300	1,500,000
Income taxes payable	153,004	686,530
Total current liabilities	9,498,831	7,309,756

Deferred underwriting fee payable	10,412,500	10,412,500
Derivative warrant liabilities	1,066,667	1,066,667
Total liabilities	20,977,998	18,788,923

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 400,000,000 shares authorized; 4,312,774 and 42,500,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022 valued at $10.24 and $10.11 redemption value, respectively	44,166,105	429,747,193
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 issued and outstanding (excluding 4,312,774 and 42,500,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,063	1,063
Additional paid-in capital	—	—
Accumulated deficit	(19,223,878)	(17,915,833)
Total stockholders’ deficit	(19,222,815)	(17,914,770)
Total Liabilities, Class A Common Stock Subject to Redemption, and Stockholders’ Deficit	$45,921,288	$430,621,346

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Unaudited Condensed Statements of Operations

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022

Operating expenses:
Formation and operating costs	$2,492,581	$1,489,086
Loss from operations	(2,492,581)	(1,489,086)

Other income (expense):
Interest earned on investments held in Trust Account	3,370,272	40,410
Change in fair value of Forward Purchase Agreements	681,533	(487,249)
Change in fair value of warrant liabilities	—	14,397,306
Income before income tax expense	1,559,224	12,461,381
Income tax expense	841,523	—
Net income	$717,701	$12,461,381

Weighted average number of Class A redeemable common stock, basic and diluted	31,892,437	42,500,000
Basic and diluted net income per common stock, Class A	0.02	0.23
Weighted average shares outstanding of Class B common stock, basic and diluted	10,625,000	10,625,000
Basic and diluted net income per common stock, Class B	0.02	0.23

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Unaudited Condensed Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023 and 2022

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	10,625,000	$1,063	$—	$(17,915,833)	$(17,914,770)
Net income	—	—	—	717,701	717,701
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	—	—	—	(2,025,746)	(2,025,746)
Balance as of March 31, 2023 (unaudited)	10,625,000	$1,063	$—	$(19,223,878)	$(19,222,815)

			Additional
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	10,625,000	$1,063	$—	$(36,714,587)	$(36,713,524)
Net income	—	—	—	12,461,381	12,461,381
Balance as of March 31, 2022 (unaudited)	10,625,000	$1,063	$—	$(24,253,206)	$(24,252,143)

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Cash Flows

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022

Cash flow from operating activities:
Net income	$717,701	$12,461,381
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of prepaid expense	234,525	188,817
Change in fair value of warrant liabilities	—	(14,397,306)
Change in fair value of Forward Purchase Agreements	(681,533)	487,249
Interest earned on marketable securities held in Trust Account	(3,370,272)	(40,410)
Changes in operating assets and liabilities:
Prepaid expenses	(534,772)	(92,667)
Accounts payable	388,284	40,157
Accrued expenses	1,600,017	580,039
Income taxes payable	(533,527)	—
Net cash used in operating activities	(2,179,577)	(772,740)

Cash flows from investing activities:
Trust account withdrawal for redemption of Class A Shares	387,606,834	—
Trust Account Withdrawal for payment of taxes	1,441,524	—
Net cash provided by investing activities	389,048,358	—

Cash flows from financing activities:
Proceeds received from Initial Public Offering of Units, net of commissions	—	—
Proceeds from the sale of private warrants	—	—
Proceeds from working capital loan-related party	734,300	750,000
Redemption of Class A Shares	(387,606,834)	—
Net cash provided by (used in) financing activities	(386,872,534)	750,000

Net change in cash	(3,753)	(22,740)
Cash at beginning of period	107,773	149,845
Cash at end of period	$104,020	$127,105

Cash paid for income taxes	$1,375,000	—

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity through March 31, 2023 relates to the Company’s formation and the IPO described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on proceeds from the IPO held in the Trust Account (as defined below).

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Trust Account

Following the closing of the IPO on March 4, 2021, $420,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S.-based trust account (the “Trust Account”). Following the closing of the underwriters’ over-allotment option on April 14, 2021, an additional $5,000,000 ($10.00 per Unit) from the net proceeds of the sale of the additional Units and Private Placement Warrants was placed in the Trust Account. The funds in the Trust Account are invested in a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of (1) the Company’s completion of a Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed a Business Combination by September 30, 2023 or during any Extension Period (as defined below), subject to applicable law. Based on current interest rates, the Company expects that interest earned on the Trust Account will be sufficient to pay taxes.

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

March 31, 2023

Unaudited

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

In connection with the Special Meeting, on March 7, 2023 stockholders holding 38,187,226 shares of the Company’s Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $387.6 million (approximately $10.15 per share of Class A common stock) was removed from the Trust Account to pay such holders and approximately $44.3 million remained in the Trust Account. Following the redemptions, the Company has 4,312,774 shares of Class A common stock outstanding.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

On March 21, 2023, the Company and the Sponsor amended the 2022 Promissory Note to extend the maturity date of the 2022 Working Capital Loan to the earlier of (i) December 31, 2023 or (ii) the consummation of a Business Combination.

Risks and Uncertainties

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

On March 10, 2023, Silicon Valley Bank became insolvent. State regulators closed the bank, and the Federal Deposit Insurance Corporation (“FDIC”) was appointed as its receiver. The Company held deposits with this bank. As a result of the actions by the FDIC, the Company’s insured and uninsured deposits have been restored.

Going Concern

As of March 31, 2023 and December 31, 2022, the Company had $104,020 and $107,773 in its operating bank accounts, respectively, and working capital deficits of $8,981,915 and $7,089,334, respectively.

Prior to the completion of the Initial Business Combination, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover certain formation and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2023 and December 31, 2022, there were amounts of $2,234,300 and $1,500,000 outstanding under the Working Capital Loans, respectively.

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

The Company’s management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however, no financing is currently committed. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2023 and the results of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023.

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

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the FDIC coverage limit of $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. There was no Class A common stock issued or outstanding as of March 31, 2023 and December 31, 2022, classified as permanent equity.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary stockholders’ equity upon the completion of the IPO, except those associated with Public Warrants which were expensed. Accordingly, as of March 31, 2023 and December 31, 2022, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) have been incurred. In September 2022, the Company reversed $4,462,500 of deferred underwriting fees, as the underwriters resigned from their role in the Business Combination and thereby waived their entitlement to these commissions (see Note 6). Offering costs associated with the closing of the underwriters’ over-allotment option on April 14,

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

2021, amounted to $280,500, consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of March 31, 2023 and December 31, 2022, offering costs in the aggregate of $782,812 have been charged to the Company’s condensed statements of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to temporary equity.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using binomial lattice model at the date of issuance. As of March 31, 2023 and December 31, 2022, the Company’s public warrants were measured based on quoted prices in active markets, and the private placement warrants are categorized as a Level 2 following the public price.

FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

The Company accounts for its forward purchase agreements (collectively, the “Forward Purchase Agreements” or “FPAs”) issued as derivative FPA assets in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA instruments as assets at fair value and adjusts the instruments to fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the FPAs has been estimated using observable inputs at the date of issuance. As of March 31, 2023 and December 31, 2022, the Company’s FPAs are categorized as a Level 3.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, excluding shares of common stock shares subject to forfeiture.

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

A reconciliation of net income per common stock is as follows:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022

	Class A - temp	Class B	Class A - temp	Class B
Allocation of net income	$538,349	$179,352	$9,969,105	$2,492,276
Weighted average shares outstanding	31,892,437	10,625,000	42,500,000	10,625,000
Basic and diluted net income per share	$0.02	$0.02	$0.23	$0.23

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the three months ended March 31, 2023 and 2022 is $841,523 and $0, respectively. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company’s effective tax rate was 54% and 0.00% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2023 and 2022, due to changes in fair value of warrants, FPA, and the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign stockholder corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Working Capital Loan – Related Party

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC 815. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the condensed statement of operations. The Working Capital Loan has a conversion feature that allows for converting the loan into warrants and is carried at fair value. The fair value of the balance outstanding was $2,234,300 and $1,500,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Note 3 - Initial Public Offering

On March 4, 2021, the Company consummated the IPO of 42,000,000 Units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share, and one-third of one warrant of the Company, with each whole warrant entitling the holder thereof to purchase one whole share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The underwriters had a 45-day option to purchase up to an additional 6,300,000 Units to cover over-allotments. On April 14, 2021, the Company issued an additional 500,000 Units in connection with the underwriters’ partial exercise of their over-allotment option. In September 2022, the Company wrote off a liability of $4,462,500 of deferred underwriting fees, as the underwriters resigned from their role in any potential future Business Combination and thereby waived their entitlement to these fees (see Note 6).

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Note 4 - Private Placement

Simultaneously with the closing of the IPO on March 4, 2021, the Company completed the private sale of an aggregate of 12,400,000 Private Placement Warrants to the Sponsor and, on April 14, 2021, simultaneously with the closing of the underwriters’ over-allotment option, the Company issued an additional 100,000 Private Placement Warrants to the Sponsor. The Private Placement Warrants were sold at a price of $1.00 per Private Placement Warrant, generating aggregate gross proceeds of $12,500,000. A portion of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. If the Company does not complete a Business Combination by September 30, 2023, or during any Extension Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions.

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

Note 5 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of March 31, 2023 and December 31, 2022 are not subject to forfeiture.

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2021 or (ii) the completion of the IPO. The Company had no borrowings under the Promissory Note at March 31, 2023 or December 31, 2022. The facility is no longer available.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

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

On March 21, 2023, the Company issued an additional unsecured promissory note (the “2023 Promissory Note”) to the Sponsor, pursuant to which the Sponsor may provide up to $1,190,000 to the Company as a working capital loan (the “2023 Working Capital Loan”). The 2023 Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) December 31, 2023 or (ii) the consummation of a Business Combination. The 2023 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2023 Working Capital Loan and all other sums payable with regard to the 2023 Working Capital Loan becoming immediately due and payable. As of April 3, 2023, $734,300 was outstanding under the 2023 Promissory Note. As of March 31, 2023 and December 31, 2022, there were amounts of $2,234,300 and $1,500,000 outstanding under the Working Capital Loan, respectively. The Working Capital Loan is recorded at fair value of $2,234,300 and $1,500,000 as of March 31, 2023 and December 31, 2022, respectively.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has incurred costs of $121,563 and $121,563 for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, there were amounts of $121,563 and $0 accrued on the condensed balance sheets, respectively.

Diligence Services

The Company has agreed to pay or reimburse an affiliate of the Sponsor for certain fees and out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as performing due diligence on suitable business combination opportunities. There were amounts of $1,105,006 and $958,429 accrued for such fees and expenses as of March 31, 2023 and December 31, 2022, respectively. The Company incurred $146,577 and $237,469 of such fees and expenses for the three months ended March 31, 2023 and 2022, respectively.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Note 6 - Commitments and Contingencies

Registration and Stockholder Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Company’s Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

In September 2022, the Company reversed a liability of $4,462,500 of deferred underwriting fees, as some underwriters resigned from their role in any potential future Business Combination and thereby waived their entitlement to these fees.

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

March 31, 2023

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

As of March 31, 2023 and December 31, 2022, there is nothing outstanding on the Convertible Notes and no action has been taken on the Forward Purchase Securities other than the initial contract agreement.

Note  7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,312,774 and 42,500,000 shares of Class A common stock outstanding, respectively, all of which were subject to possible redemption. As of March 31, 2023, these shares were valued at $10.24, due to the stockholder rights to the trust proceeds, for a total of $44,166,105. As of December 31, 2022, these shares were valued at $10.11 per share, for a total of $429,747,193.

At March 31, 2023 and December 31, 2022, the Class A common stock reflected in the unaudited condensed balance sheets is reconciled in the following table:

Gross proceeds	$425,000,000
Less:
Proceeds allocated to Public Warrants	(14,026,667)
Class A common stock issuance costs	(23,229,523)
Plus:
Accretion of carrying value to redemption value	37,691,146
Waiver of Class A shares issuance costs	4,312,237
Class A common stock subject to possible redemption at December 31, 2022	429,747,193
Redemption of Class A common stock	(387,606,834)
Accretion of carrying value to redemption value	2,025,746
Class A common stock subject to possible redemption at March 31, 2023	$44,166,105

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Note 8 - Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,312,774 and 42,500,000 shares of Class A common stock issued and outstanding, respectively, which are all subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 10,625,000 shares of Class B common stock issued and outstanding.

Only holders of the Class B common stock have the right to vote on the election of directors prior to a Business Combination. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as otherwise required by law.

The Class B common stock will automatically convert into Class A common stock at the time of the completion of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of a Business Combination, the ratio at which Founder Shares will convert into Class A common stock will be adjusted (subject to waiver by holders of a majority of the Class B common stock) so that the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the common stock issued and outstanding upon completion of the IPO plus the number of shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, excluding any shares of Class A common stock or equity-linked securities issued, or to be issued, to any seller in a Business Combination.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

Note 9 – Fair Value Measurements

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2023 or 2022.

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

In accounting for the working capital loan, the Company bifurcated a derivative liability representing the conversion option, with a fair value of $2,234,300 at issuance. To measure the fair value of the derivative liability, the Company compared the calculated value of the working capital loan with the indicated value of the host instrument, defined as the straight-debt component of the working capital loan. The difference between the value of the straight-debt host instrument and the fair value of the working capital loan resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated using a Monte Carlo simulation model, which is a Level 3 fair value measurement.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

The following tables present information about the Company’s assets and liabilities that are measured on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$44,369,108	$—	$—
Forward Purchase Agreement	—	—	1,035,264
Fair Value at March 31, 2023 (unaudited)	$44,369,108	$—	$1,035,264
Liabilities:
Working capital loan – related party	$—	$—	$2,234,300
Public Warrant liability	566,667	—	—
Private Warrant liability	—	500,000	—
Fair Value at March 31, 2023 (unaudited)	$566,667	$500,000	$2,234,300

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active Markets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$430,047,193	$—	$—
Forward Purchase Agreement	—	—	353,731
Fair Value at December 31, 2022	$430,047,193	$—	$353,731
Liabilities:
Working capital loan – related party	$—	—	$1,500,000
Public Warrant liability	566,667	—	—
Private Warrant liability	—	500,000	—
Fair Value at December 31, 2022	$566,667	$500,000	$1,500,000

The following tables provide the roll forward for the Level 3 investments for the three months ended March 31, 2023:

FPA assets at December 31, 2022	$353,731
Change in fair value of FPA	681,533
FPA assets at March 31, 2023 (unaudited)	$1,035,264

Working capital loan at December 31, 2022	$1,500,000
Issuance of loan	734,300
Working capital loan at March 31, 2023 (unaudited)	$2,234,300

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

FPA assets at December 31, 2021	$1,002,789
Change in fair value of FPA	(649,058)
FPA assets at December 31, 2022	$353,731

Working capital loan at December 31, 2021	$—
Issuance of loan	1,500,000
Change in fair value of working capital loan	—
Working capital loan at December 31, 2022	$1,500,000

The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

	March 31, 2023	December 31, 2022
Unit Price	$10.02	$10.00
Remaining Term (in years)	0.50	0.16
Risk-Free Rate	4.82%	4.18%

The following table presents the quantitative information regarding Level 3 fair value measurements of the working capital loan:

March 31, 2023
Principal Outstanding	$2,234,300
Expected Remaining Term (in years)	0.5
Volatility	46.4%
Risk-Free Rate	4.82%

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

March 31, 2023

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

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

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

The Company has outstanding an aggregate of 26,666,666 warrants, including 14,166,666 public warrants and 12,500,000 private warrants as of both March 31, 2023 and December 31, 2022, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 3 and 4).

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting.

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

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

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events except for those stated below that would have required adjustment or disclosure in the unaudited condensed financial statements.

On April 17, 2023, the Company entered into a business combination agreement (the “Business Combination Agreement”) with Envoy Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Envoy Medical Corporation, a Minnesota Corporation (“Envoy”), a U.S.-based medical device company that has developed and is in early clinical testing of an implanted device that already received “Breakthrough Device Designation” from the Food and Drug Administration. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Proposed Business Combination.”

Pursuant to the terms of the Business Combination Agreement, Merger Sub will merge with and into Envoy, the separate corporate existence of Merger Sub will cease and Envoy will be the surviving corporation and wholly owned, privately-held subsidiary of the Company (the “Merger”). The Company will change its name to “Envoy Medical, Inc.”, which will continue as the surviving public corporation after the closing of the Proposed Business Combination (the “Closing”).

As a result of the Merger, among other things, (a) each share of Envoy common stock, par value $0.01 per share (the “Envoy common stock”), issued and outstanding (including Envoy common stock issued upon the exercise or conversion of Envoy warrants, Envoy convertible notes or Envoy preferred stock) shall be canceled and converted into the right to receive a number of shares of Class A common stock equal to the exchange ratio (as calculated pursuant to the Business Combination Agreement), amounting to aggregate closing Merger consideration of 15 million shares of Class A Common Stock (subject to adjustment as provided in the Business Combination Agreement); (b) each outstanding option to purchase shares of Envoy common stock will be cancelled in exchange for nominal consideration; (c) immediately prior to the effective time of the Merger, each outstanding Envoy warrant will automatically, depending on the applicable exercise price, be canceled or exercised on a net exercise basis and converted into shares of Envoy common stock in accordance with its terms; and (d) immediately prior to the effective time of the Merger, each outstanding Envoy convertible note will automatically be converted into shares of Envoy common stock in accordance with its terms.

Concurrently with the execution of the Business Combination Agreement, the Company entered into (A) a Sponsor Support and Forfeiture Agreement with the Sponsor and Envoy pursuant to which, among other things, the Sponsor agreed to vote in favor of the Proposed Business Combination and, subject to and upon the Closing, forfeit all of the 12,500,000 outstanding Anzu private placement warrants and a number of shares of Class B common stock held by the Sponsor as determined pursuant to the Sponsor Support Agreement; (B) a Subscription Agreement with the Sponsor pursuant to which, among other things, the Sponsor agreed to subscribe for and purchase, and the Company agreed to issue and sell to Sponsor, 1,000,000 shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”) at a price of $10.00 per share, for gross proceeds of $10,000,000, in a private placement to be consummated following the Closing, on the terms and subject to the conditions set forth in the Subscription Agreement; and (C) Stockholder Support Agreements with Envoy and executives, directors and certain 5% or greater stockholder of Envoy (the “Key Stockholder”) pursuant to which, among other things, the Key Stockholder, who collectively own approximately 40.1% of the issued and outstanding shares of Envoy common stock on a fully diluted basis as of the

Anzu Special Acquisition Corp I

Notes to Condensed Financial Statements

March 31, 2023

Unaudited

date of the Shareholder Support Agreement, agreed to, among other things, vote in favor of the Business Combination Agreement and the transactions contemplated thereby.

The Proposed Business Combination is expected to close in the third quarter of 2023, and is subject to customary closing conditions as set forth in the Business Combination Agreement.

On April 17, 2023, prior to entering into the Business Combination Agreement, the Company, Envoy, and Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO” and, together with MSOF and MCP, collectively the “Seller”) entered into an agreement (the “Forward Share Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Share Purchase Agreement, Seller intends, but is not obligated, to purchase through a broker in the open market, following the period for making redemption elections and prior to the Closing, up to 4,300,000 shares of Class A common stock (subject to adjustment as provided in the Forward Share Purchase Agreement) from holders of Class A common stock (other than the Company or its affiliates) including from holders who have previously elected to redeem their Class A Common Stock pursuant to the redemption rights set forth in the Company’s amended and restated certificate of incorporation, as amended, in connection with the Business Combination. Pursuant to the terms of the Forward Share Purchase Agreement, the Seller in its sole discretion may request warrants of the Company exercisable for shares of Class A common stock in an amount equal to (i) 4,300,000 shares of Class A common stock less (ii) the number of shares of Class A common stock specified in the Forward Share Purchase Agreement’s pricing date notice (“Shortfall Warrants”). The Shortfall Warrants will (i) have an exercise price equal to the redemption price per share indicated to investors ahead of the Company’s redemption notice deadline in connection with the Business Combination (subject to adjustment as provided in the Forward Share Purchase Agreement), (ii) expire on June 30, 2024 and (iii) not provide for cashless exercise or net share settlement. The Form of Shortfall Warrant shall be agreed upon by the parties to the Forward Share Purchase Agreement within 45 days of the date of the Forward Share Purchase Agreement.

On April 17, 2023, the Company and the Forward Purchasers terminated the Forward Purchase Agreements, dated December 6, 2021, by and between the Company and the Forward Purchasers (as discussed in Note 6).

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2023, and this Quarterly Report. Except as expressly required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Since completing our IPO, we have reviewed a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate a Business Combination using cash from the proceeds of our IPO and the sale of the Private Placement Warrants (as defined below), our capital stock, debt, or a combination of cash, stock and debt.

Recent Developments

Proposed Business Combination

As previously disclosed, on April 17, 2023, we entered into a business combination agreement (the “Business Combination Agreement”) with Envoy Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), and Envoy Medical Corporation, a Minnesota Corporation (“Envoy”), a U.S.-based medical device company that has developed and is in early clinical testing of an implanted device that already received “Breakthrough Device Designation” from the Food and Drug Administration. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Proposed Business Combination.”

Pursuant to the terms of the Business Combination Agreement, Merger Sub will merge with and into Envoy, the separate corporate existence of Merger Sub will cease and Envoy will be the surviving corporation and wholly owned, privately-held subsidiary of the Company. We will change our name to “Envoy Medical, Inc.”, which will continue as the surviving public corporation after the closing of the Proposed Business Combination. The Proposed Business Combination is expected to close in the third quarter of 2023, and is subject to customary closing conditions as set forth in the Business Combination Agreement. There can be no assurance we will close the Proposed Business Combination on the timeline currently expected or at all. For more information regarding the Proposed Business Combination, please refer to Note 12 to the financial statements included in Item 1 of this Quarterly Report.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 and 2022 related to identifying and evaluating prospective target companies for a Business Combination as well as negotiations and due diligence related to the Proposed Business Combination during the first quarter of 2023. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $717,701, which consists of $3,370,272 of interest income earned on investments held in the Trust Account, and a $681,533 gain on the change in the fair value of the forward purchase agreements, partially offset by $2,492,581 of operating costs and $841,523 of income tax expense. For the three months ended March 31, 2022, we had a net income of $12,461,381, which consists of a change in fair value of warrant liability of $14,397,306 and interest income earned on investments held in the Trust Account of $40,410, partially offset by operating costs of $1,489,086 and $487,249 of loss on change in fair value of FPA.

Liquidity and Capital Resources

As of March 31, 2023, we had $104,020 in our operating bank account and a working capital deficit of $8,981,914, driven by accrued expenses. As of December 31, 2022, we had $107,773 in our operating bank account, and a working capital deficit of $7,089,334. We expect to continue to incur significant costs in the pursuit of the Proposed Business Combination with Envoy. We cannot assure you that our plans to complete the Proposed Business Combination will be successful.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,012,335 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $637,335 of other offering costs. In addition, as of March 31, 2023, $104,020 of cash was held outside of the Trust Account and is available for working capital purposes.

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

We intend to use funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination, including the Proposed Business Combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

On March 29, 2022, we issued an unsecured promissory note (the “2022 Promissory Note”) to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to us as a working capital loan (the “2022 Working Capital Loan”). The 2022 Working Capital Loan does not bear interest and was repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of our initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the 2022 Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the 2022 Working Capital Loan but no proceeds held in the Trust Account would be used to repay the 2022 Working Capital Loan. The 2022 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2022 Working Capital Loan and all other sums payable with regard to the 2022 Working Capital Loan becoming immediately due and payable. As of March 31, 2023 and the date of this Quarterly Report, there was $1,500,000 outstanding under the 2022 Working Capital Loan.

On March 21, 2023, we and the Sponsor amended the 2022 Promissory Note to extend the maturity date of the 2022 Working Capital Loan to the earlier of (i) December 31, 2023 or (ii) the consummation of a Business Combination.

On March 21, 2023, we issued an additional unsecured promissory note (the “2023 Promissory Note”) to the Sponsor, pursuant to which the Sponsor may provide up to $1,190,000 to us as a working capital loan (the “2023 Working Capital Loan”). The 2023 Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) December 31, 2023 or (ii) the consummation of our initial Business Combination. The 2023 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2023 Working Capital Loan and all other sums payable with regard to the 2023 Working Capital Loan becoming immediately due and payable. As of March 31, 2023 and the date of this Quarterly Report, there was $734,300 outstanding under the 2023 Working Capital Loan.

On February 28, 2023, we reconvened our special meeting of stockholders, which was originally scheduled for February 9, 2023, adjourned until February 21, 2023 and further adjourned until February 28, 2023 (the “Special Meeting”). At the Special Meeting, our stockholders approved a proposal to amend our amended and restated certificate of incorporation to extend the date by which we have to consummate a Business Combination from March 4, 2023 to September 30, 2023 or such earlier date as determined by our board of directors (the “Extension”). Following the approval of the Extension, we waived our right under our amended and restated certificate of incorporation to withdraw up to $100,000 of interest from the Trust Account to pay dissolution expenses in the event of our liquidation. In connection with the Special Meeting, stockholders holding 38,187,226 shares of our Class A common stock exercised their right to redeem their shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $387.6 million (approximately $10.15 per share of Class A common stock) was removed from the Trust Account to pay such holders and approximately $44.3 million remained in the Trust Account. Following the redemptions, we have 4,312,774 shares of Class A common stock outstanding.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us additional funds as may be required.

The Company may need to raise additional funds through loans from its Sponsor and/or third parties in order to meet the expenditures required for operating its business. If the Company’s estimate of the costs of undertaking in-depth due diligence and negotiating the initial Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. The Sponsor is not under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. If a Business Combination is not consummated by September 30, 2023 or such earlier date as determined by the Company’s board of directors, or such longer period as provided in an amendment to the Company’s amended and restated certificate of incorporation approved by the Company’s stockholders, there will be a mandatory liquidation and subsequent dissolution of the Company. Mandatory liquidation and liquidity condition raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of the accompanying financial statements if a Business Combination is not consummated. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. The accompanying financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred discount of $0.35 per unit, or $14,875,000 in the aggregate. The deferred discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. On September 30, 2022, $4,462,500 of the $14,875,000 deferred discount was forgiven. In February 2023, the remaining underwriter resigned from its role in the Proposed Business Combination and thereby waived its entitlement to $10,412,500 in deferred underwriting fees solely with respect to the Proposed Business Combination.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weakness in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of March 31, 2023 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, in connection with the management’s subsequent re-evaluation of its previously issued financial statements, management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for the extinguishment of a significant contingent obligation and that such deficiency constituted a material weakness. This material weakness resulted in the restatement of the Company’s statements of operations, statements of changes in stockholders’ deficit and statements of cash flows as of for the quarterly period ended September 30, 2022 to reclassify the extinguishment of a contingent liability.

Changes in Internal Control Over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $631,835 of other offering costs. In addition, as of March 31, 2023, $104,020 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the net proceeds from our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021).

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on March 2, 2023).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1, filed on February 8, 2021).

10.1

Subscription Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I and Anzu SPAC GP I LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.2

Sponsor Support and Forfeiture Agreement, dated as of April 17, 2023, by and among Anzu SPAC GP I LLC, Anzu Special Acquisition Corp I and Envoy Medical Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.3

Form of Shareholder Support Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Medical Corporation and certain shareholders of Envoy Medical Corporation named on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.4

Forward Purchase Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Medical Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.5	Form of Extension Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 24, 2023).

10.6	Amendment No. 1 to Promissory Note, dated March 21, 2023 (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2023).

10.7	Promissory Note, dated March 21, 2023 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on April 3, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance

Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith
**	Furnished herewith
†

Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anzu Special Acquisition Corp I

Date:	May 15, 2023	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	May 15, 2023	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(principal financial and accounting officer)