Form 10-Q
period 2023-06-30
Anzu Special Acquisition Corp I
filed 2023-08-14
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the registrant had 4,312,774 shares of Class A common stock, par value $0.0001 per share, and 10,625,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

ANZU SPECIAL ACQUISITION CORP I

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

Anzu Special Acquisition Corp I

Condensed Balance Sheets

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS:
Current Assets:
Cash	$132,773	$107,773
Prepaid expenses	264,924	112,649
Total current assets	397,697	220,422
Investments held in Trust Account	44,645,404	430,047,193
Forward purchase agreement assets	—	353,731
Total Assets	$45,043,101	$430,621,346

Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$1,431,573	$1,177,546
Accrued expenses	5,123,818	3,945,680
Working capital loan - related party	2,690,000	1,500,000
Income taxes payable	102,061	686,530
Total current liabilities	9,347,452	7,309,756

Prepaid forward derivative	144,770	—
Deferred underwriting fee payable	10,412,500	10,412,500
Derivative warrant liabilities	1,333,334	1,066,667
Total liabilities	21,238,056	18,788,923

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 400,000,000 shares authorized; 4,312,774 and 42,500,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022 valued at $10.34 and $10.11 redemption value, respectively	44,595,404	429,747,193
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; 0 issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 400,000,000 shares authorized; 0 issued and outstanding (excluding 4,312,774 and 42,500,000 shares subject to possible redemption) as of June 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value; 40,000,000 shares authorized; 10,625,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	1,063	1,063
Additional paid-in capital	—	—
Accumulated deficit	(20,791,422)	(17,915,833)
Total stockholders’ deficit	(20,790,359)	(17,914,770)
Total Liabilities, Class A Common Stock Subject to Possible Redemption, and Stockholders’ Deficit	$45,043,101	$430,621,346

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Unaudited Condensed Statements of Operations

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022

Operating expenses:
Formation and operating costs	$98,596	$901,356	$2,591,177	$2,390,442
Loss from operations	(98,596)	(901,356)	(2,591,177)	(2,390,442)

Other income (expenses):
Interest earned on investments held in Trust Account	528,297	563,376	3,898,569	603,786
Change in fair value of Forward Purchase Agreements	(1,035,264)	70,348	(353,731)	(416,901)
Prepaid forward derivative	(144,770)	—	(144,770)	—
Change in fair value of warrant liabilities	(266,667)	3,466,666	(266,667)	17,863,972
Income (loss) before income tax expense	(1,017,000)	3,199,034	542,224	15,660,415
Income tax expense	(121,245)	(108,315)	(962,768)	(108,315)
Net income (loss)	$(1,138,245)	$3,090,719	$(420,544)	$15,552,100

Weighted average number of Class A redeemable common stock, basic and diluted	4,312,774	42,500,000	18,026,419	42,500,000
Basic and diluted net income (loss) per share of common stock, Class A	$(0.08)	$0.06	$(0.01)	$0.29
Weighted average shares outstanding of Class B common stock, basic	10,625,000	10,625,000	10,625,000	10,625,000
Basic and diluted net income (loss) per share of common stock, Class B	$(0.08)	$0.06	$(0.01)	$0.29

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Unaudited Condensed Statements of Changes in Stockholders’ Deficit

For the Three and Six Months Ended June 30, 2023

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	10,625,000	$1,063	$—	$(17,915,833)	$(17,914,770)
Net income	—	—	—	717,701	717,701
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	—	—	—	(2,025,746)	(2,025,746)
Balance as of March 31, 2023 (unaudited)	10,625,000	$1,063	$—	$(19,223,878)	$(19,222,815)
Net loss	—	—	—	(1,138,245)	(1,138,245)
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	—	—	—	(429,299)	(429,299)
Balance as of June 30, 2023 (unaudited)	10,625,000	$1,063	$—	$(20,791,422)	$(20,790,359)

For the Three and Six Months Ended June 30, 2022

			Additional		Total
	Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	10,625,000	$1,063	$—	$(36,714,587)	$(36,713,524)
Net income	—	—	—	12,461,381	12,461,381
Balance as of March 31, 2022 (unaudited)	10,625,000	1,063	—	(24,253,206)	(24,252,143)
Net income	—	—	—	3,090,719	3,090,719
Deemed dividend - increase in redemption value of Class A common stock subject to redemption	—	—	—	(290,817)	(290,817)
Balance as of June 30, 2022 (unaudited)	10,625,000	$1,063	$—	$(21,453,304)	$(21,452,241)

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Condensed Statements of Cash Flows

Unaudited

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2023	2022

Cash flow from operating activities:
Net income (loss)	$(420,544)	$15,552,100
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of prepaid expense	509,158	175,791
Change in fair value of warrant liabilities	266,667	(17,863,972)
Change in fair value of Forward Purchase Agreements	498,501	416,901
Interest earned on investments held in Trust Account	(3,898,569)	(603,786)
Changes in operating assets and liabilities:
Prepaid expenses	(661,433)	73,791
Accounts payable	254,027	265,849
Accrued expenses	(584,468)	108,315
Income taxes payable	1,178,139	702,114
Net cash used in operating activities	(2,858,522)	(1,172,897)

Cash flows from investing activities:
Trust account withdrawal for redemption of Class A Shares	387,606,836	—
Trust account withdrawal for payment of taxes	1,693,522	—
Net cash provided by investing activities	389,300,358	—

Cash flows from financing activities:
Proceeds from working capital loan-related party	1,190,000	1,500,000
Redemption of Class A Shares	(387,606,836)	—
Net cash provided by (used in) financing activities	(386,416,836)	1,500,000

Net change in cash	25,000	327,103
Cash at beginning of the period	107,773	149,845
Cash at end of the period	$132,773	$476,948

Cash paid for taxes	$1,693,522	$—

See accompanying notes to unaudited condensed financial statements.

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the IPO described below, and, subsequent to the IPO, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of a Business Combination. The Company generates non-operating income in the form of interest income on proceeds from the IPO held in the Trust Account (as defined below).

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

Trust Account

Following the closing of the IPO on March 4, 2021, $420,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a U.S. based trust account (the “Trust Account”). Following the closing of the underwriters’ over-allotment option on April 14, 2021, an additional $5,000,000 ($10.00 per Unit) from the net proceeds of the sale of the additional Units and Private Placement Warrants was placed in the Trust Account. The funds in the Trust Account are invested in a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. The Company will not be permitted to withdraw any of the principal or interest held in the Trust Account except for the withdrawal of interest to pay taxes, if any. The funds held in the Trust Account will not otherwise be released from the Trust Account until the earliest of (1) the Company’s completion of a Business Combination; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete a Business Combination within 24 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of the Company’s public shares if the Company has not completed a Business Combination by September 30, 2023 or during any Extension Period (as defined below), subject to applicable law. Based on current interest rates, the Company expects that interest earned on the Trust Account will be sufficient to pay taxes.

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

Going Concern

As of June 30, 2023 and December 31, 2022, the Company had $132,773 and $107,773 in its operating bank accounts, respectively, and working capital deficits of $8,949,755 and $7,089,334, respectively.

Prior to the completion of the Initial Business Combination, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover certain formation and offering costs in exchange for the issuance of the Founder Shares (as defined in Note 5), the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2023 and December 31, 2022, there were amounts of $2,690,000 and $1,500,000 outstanding under the Working Capital Loans, respectively.

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2023 and the results of operations and cash flows for the periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the full year or any other period. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on April 3, 2023.

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities. Other significant accounting estimates include the forward purchase derivative and the convertible working capital loan. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities and are recognized at fair value. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets. There was no Class A common stock issued or outstanding as of June 30, 2023 and December 31, 2022, classified as permanent equity.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to temporary stockholders’ equity upon the completion of the IPO, except those associated with Public Warrants which were expensed. Accordingly, as of June 30, 2023 and December 31, 2022, offering costs in the aggregate of $24,012,335 (consisting of $8,500,000 of underwriting commissions, $14,875,000 of deferred underwriters’ commission and $637,335 other offering costs) have been incurred. In September 2022, the Company reversed $4,462,500 of deferred underwriting fees, as the underwriters resigned from their role in the Business Combination and thereby waived their entitlement to these commissions (see Note 6). Offering costs associated with the closing of the underwriters’ over-allotment option on April 14, 2021, amounted to $280,500, consisting mainly of $100,000 of underwriting commissions, $175,000 of deferred underwriters’ commissions and $5,500 of other offering costs.

The Company allocates the offering costs between its common stock and Public Warrants using relative fair value method, with the offering costs allocated to the Public Warrants expensed immediately. Accordingly, as of June 30, 2023 and December 31, 2022, offering costs in the aggregate of $782,812 have been charged to the Company’s unaudited condensed statements of operations (consisting of $762,300 of underwriting discounts and $20,512 of other offering costs). Offering costs associated with the Class A common stock have been charged to temporary equity.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature except for the derivative warrant liabilities and forward purchase agreement asset (see Note 9).

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

The Company accounts for its warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using binomial lattice model at the date of issuance. As of June 30, 2023 and December 31, 2022, the Company’s public warrants were measured based on quoted prices in active markets, and the private placement warrants are categorized as a Level 2 following the public price.

FASB ASC 470-20, “Debt with Conversion and Other Options”, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate IPO proceeds from the Units between common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then common stock.

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

The Company accounts for its forward purchase agreements (collectively, the “Forward Purchase Agreements” or “FPAs”) issued as derivative FPA assets in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA instruments as assets at fair value and adjusts the instruments to fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited statements of operations. The fair value of the FPAs has been estimated using observable inputs at the date of issuance. As of December 31, 2022, the Company’s FPAs are categorized as a Level 3. The FPA expired on April 17, 2023 and replace by the instrument explained below.

The Company accounts for its prepaid forward derivative (“PFD”) issued as a liability in accordance with ASC 815-40. Accordingly, the Company recognizes the PFD instrument as liability at fair value and adjusts the instruments to fair value at each reporting period. The assets are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the PFD has been estimated using observable inputs at the date of issuance. As of June 30, 2023 PFD is categorized as a Level 3.

Net Income (loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, excluding shares of common stock shares subject to forfeiture.

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. The Company’s statements of operations include a presentation of income per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of income per share. Consistent with ASC Topic 480-10-S99-3A, accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates its fair value. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued since the exercise of the warrants are contingent upon the occurrence of future events. However, the diluted earnings per share calculation includes the shares subject to forfeiture from the first day of the interim period in which the contingency on such shares was resolved.

A reconciliation of net income (loss) per common stock is as follows:

	For the Three Months Ended		For the Three Months Ended		For the Six Months Ended		For the Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Allocation of net income (loss)	$(328,630)	$(809,615)	$18,026,419	$10,625,000	$(264,590)	$(155,953)	$12,441,680	$3,110,420
Weighted average shares outstanding	4,312,774	10,625,000	42,500,000	10,625,000	18,026,419	10,625,000	42,500,000	10,625,000
Basic and diluted net income (loss) per share	$(0.08)	$(0.08)	$0.06	$0.06	$(0.01)	$(0.01)	$0.29	$0.29

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the six months ended June 30, 2023 and 2022 is $962,768 and $108,315, respectively. ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

The Company’s effective tax rate was 177% and 0.01% for the six months ended June 30, 2023 and 2022, respectively. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2023 and 2022, due to changes in fair value of warrants, FPA, and the valuation allowance on the deferred tax assets.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

Working Capital Loan – Related Party

When the Company issues convertible debt, it first evaluates the balance sheet classification of the convertible instrument in its entirety to determine whether the instrument should be classified as a liability under ASC 480 and second whether the conversion feature should be accounted for separately from the host instrument. A conversion feature of a convertible debt instrument or certain convertible preferred stock would be separated from the convertible instrument and classified as a derivative liability if the conversion feature, were it a stand-alone instrument, meets the definition of an “embedded derivative” as defined in ASC 815. Generally, characteristics that require derivative treatment include, among others, when the conversion feature is not indexed to the Company’s equity, as defined in ASC 815-40, or when it must be settled either in cash or by issuing stock that is readily convertible to cash. When a conversion feature meets the definition of an embedded derivative, it would be separated from the host instrument and classified as a derivative liability carried on the balance sheet at fair value, with any changes in its fair value recognized currently in the condensed statement of operations. The Working Capital Loan has a conversion feature that allows for converting the loan into warrants and is carried at fair value. The fair value of the balance outstanding on the convertible loan was $1,500,000 and $1,500,000 as of June 30, 2023 and December 31, 2022, respectively. During Q2 of 2023 the Company entered into a promissory note with the Sponsor which allowed up to $1,190,000 and accrues no interest. There was $1,190,000 outstanding on this loan as of June 30, 2023 and $0 outstanding as of December 31, 2022. In total the Company had $2,690,000 and $1,500,000 was outstanding on related party loans as of June 30, 2023 and December 31, 2022, respectively.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”). 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

Note 5 - Related Party Transactions

Founder Shares

On December 30, 2020, the Sponsor purchased 7,187,500 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate purchase price of $25,000. On February 19, 2021, the Company effected a stock dividend of 2,875,000 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 10,062,500 Founder Shares. On March 1, 2021, the Company effected a stock dividend of 2,012,500 Founder Shares to the Sponsor, resulting in the Company’s initial stockholders holding an aggregate of 12,075,000 Founder Shares. The Founder Shares included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal 20% of the Company’s issued and outstanding common stock after the IPO. On April 14, 2021, the Sponsor forfeited 1,450,000 Founder Shares following the expiration of the unexercised portion of underwriters’ over-allotment option. As a result, the 10,625,000 Founder Shares issued and outstanding as of June 30, 2023 and December 31, 2022 are not subject to forfeiture.

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

Promissory Note — Related Party

On December 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and was payable on the earlier of (i) March 31, 2021 or (ii) the completion of the IPO. The Company had no borrowings under the Promissory Note at June 30, 2023 or December 31, 2022. The facility is no longer available.

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

On March 21, 2023, the Company issued an additional unsecured promissory note (the “2023 Promissory Note”) to the Sponsor, pursuant to which the Sponsor may provide up to $1,190,000 to the Company as a working capital loan (the “2023 Working Capital Loan”). The 2023 Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) December 31, 2023 or (ii) the consummation of a Business Combination. The 2023 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2023 Working Capital Loan and all other sums payable with regard to the 2023 Working Capital Loan becoming immediately due and payable. As of April 3, 2023, $734,300 was outstanding under the 2023 Promissory Note. As of June 30, 2023 and December 31, 2022, there were amounts of $2,690,000 and $1,500,000 outstanding under the Working Capital Loan, respectively. The Working Capital Loan is recorded at fair value of $2,690,000 and $1,500,000 as of June 30, 2023 and December 31, 2022, respectively.

Administrative Service Fee

The Company has agreed, commencing on March 1, 2021, to pay an affiliate of the Company’s Sponsor a fixed amount of $40,521 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. The Company has incurred costs of $121,563 and $243,126 for the three and six months ended June 30, 2023, respectively. The Company has incurred costs of $121,563 and $243,126 for the three and six months ended June 30, 2022, respectively. As of June 30, 2023 and December 31, 2022, there were amounts of $244,175 and $0 accrued on the condensed balance sheets, respectively.

Diligence Services

The Company has agreed to pay or reimburse Anzu Partners LLC, an affiliate of the Sponsor for certain fees and out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as performing due diligence on suitable business combination opportunities. There were amounts of $873,290 and $958,429 accrued for such fees and expenses as of June 30, 2023 and December 31, 2022, respectively. The Company incurred $54,971 and $142,411 of such fees and expenses for the three months ended June 30, 2023 and 2022, respectively. The Company incurred $201,549 and $385,706 of such fees and expenses for the six months ended June 30, 2023 and 2022, respectively. On June 30, 2023, Anzu Partners LLC waived $286,688 of such accrued fees and expenses.

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

This Forward Purchase Agreement Expired in the second quarter of 2023 and a new Forward Purchase Agreement was entered into as described below.

In addition, on April 17, 2023, prior to entering into the Business Combination Agreement, Anzu, Envoy (for purposes of the Forward Purchase Agreement (as defined below), New Envoy, following the Business Combination, together with Anzu prior to the Business Combination, as the case may be, are referred to in this section as the “Counterparty”), and Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO” and, together with MSOF and MCP, collectively the “Seller”) entered into an agreement (as amended by Amendment No. 1 to the Forward Purchase Agreement, dated as of May 25, 2023, the “Forward Purchase Agreement”) for an OTC Equity Prepaid Forward Transaction (the “Forward Purchase Transaction”).

Pursuant to the terms of the Forward Purchase Agreement, Seller intends, but is not obligated, to purchase through a broker in the open market, following the period for making redemption elections and prior to the Closing, shares of Anzu Class A Common Stock from holders of Anzu Class A Common Stock (other than Anzu or affiliates of Anzu) including from holders who have previously elected to redeem their Anzu Class A Common Stock (such purchased shares of Anzu Class A Common Stock, the “FPA Shares”) pursuant to the redemption rights set forth in the Current Charter in connection with the Business Combination (such holders, “Redeeming Holders”). Purchases by the Seller, if any, will be made after the redemption deadline in connection with the Business Combination at a price no higher than the redemption price to be paid to holders who elect to redeem their Anzu Class A Common Stock in connection with the Business Combination. Excluding the shares of Anzu Class A Common Stock transferred to Seller as the Share Consideration (as defined below), the aggregate total number of FPA Shares (the “Number of FPA Shares”) will in no event be more than 4,300,000 FPA Shares (the “Maximum Number of FPA Shares”). The Number of FPA Shares is subject to reduction as described under “Optional Early Termination” in the Forward Purchase Agreement. Seller also may transfer any FPA Shares as needed to beneficially own no more than 9.9% of the total number of shares of Anzu Class A Common Stock outstanding on a post-combination basis. The Seller in its sole discretion may request warrants of the Counterparty exercisable for shares of Anzu Class A Common Stock in an amount equal to (i) the Maximum Number of FPA Shares less (ii) the Number of Shares specified in the supplement of the Forward Purchase Agreement (the “Pricing Date Notice”). Seller has agreed to waive any redemption rights in connection with the Business Combination with respect to the FPA Shares. Such waiver may reduce the number of shares of Anzu Class A Common Stock redeemed in connection with the Business Combination, which could alter the perception of the potential strength of the Business Combination. Seller has further agreed not to vote any of the FPA Shares in favor of the Business Combination Proposal.

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

Further, concurrently with the Business Combination Agreement, Envoy entered into a convertible promissory note (the “Envoy Bridge Note”) pursuant to which it will borrow $10,000,000 from GAT Funding, LLC (“GAT,” or the “Envoy Bridge Note Holder”), which is an entity owned by Glen A. Taylor, a member of the Envoy Board and a holder of more than 5% of the Envoy Common Stock, and the holder of all of the outstanding shares of Envoy Preferred Stock, prior to the Closing. Contingent upon, and effective concurrently with, the PIPE Closing, New Envoy will issue shares of Series A Preferred Stock to GAT in exchange for the Envoy Bridge Note. GAT will have certain customary registration rights, including rights with respect to the filing of a shelf registration statement, underwritten offering rights and piggyback rights, pursuant to the A&R Registration Rights Agreement (as described below) with respect to any shares of New Envoy Class A Common Stock issuable upon conversion of the Series A Preferred Stock.

As of June 30, 2023 and December 31, 2022, there is nothing outstanding on the Convertible Notes and no action has been taken on the Forward Purchase Securities other than the initial contract agreement.

Note  7 - Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,312,774 and 42,500,000 shares of Class A common stock outstanding, respectively, all of which were subject to possible redemption. As of June 30, 2023, these shares were valued at $10.34, due to the stockholder rights to the trust proceeds, for a total of $44,595,404. As of December 31, 2022, these shares were valued at $10.11 per share, for a total of $429,747,193.

At June 30, 2023 and December 31, 2022, the Class A common stock reflected in the unaudited condensed balance sheets is reconciled in the following table:

Gross proceeds	$425,000,000
Less:
Proceeds allocated to Public Warrants	(14,026,667)
Class A common stock issuance costs	(23,229,523)
Plus:
Accretion of carrying value to redemption value	37,691,146
Waiver of Class A shares issuance costs	4,312,237
Class A common stock subject to possible redemption at December 31, 2022	429,747,193
Redemption of Class A common stock	(387,606,834)
Accretion of carrying value to redemption value	2,025,746
Class A common stock subject to possible redemption at March 31, 2023	44,166,105
Accretion of carrying value to redemption value	429,299
Class A common stock subject to possible redemption at June 30, 2023	$44,595,404

Note 8 - Stockholders’ Deficit

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, with a par value of $0.0001 per share. The Company’s board of directors is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors is able to, without stockholder approval, issue shares of preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the common stock and could have anti-takeover effects. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

Class A Common Stock — The Company is authorized to issue 400,000,000 shares of Class A common stock, with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,312,774 and 42,500,000 shares of Class A common stock issued and outstanding, respectively, which are all subject to possible redemption and are presented as temporary equity.

Class B Common Stock — The Company is authorized to issue 40,000,000 shares of Class B common stock, with a par value of $0.0001 per share. Holders of shares of Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 10,625,000 shares of Class B common stock issued and outstanding.

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

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in April 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of July 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2023 or 2022.

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

The liability for the PFD was estimated using a Monte Carlo simulation model, which is a Level 3 fair value measurement. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

In accounting for the working capital loan, the Company bifurcated a derivative liability representing the conversion option, with a fair value of $2,690,000 at issuance. To measure the fair value of the derivative liability, the Company compared the calculated value of the working capital loan with the indicated value of the host instrument, defined as the straight-debt component of the working capital loan. The difference between the value of the straight-debt host instrument and the fair value of the working capital loan resulted in the value of the derivative liability. The value of the straight-debt host instrument was estimated using a Monte Carlo simulation model, which is a Level 3 fair value measurement.

The following tables present information about the Company’s assets and liabilities that are measured on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active Markets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$44,645,404	$—	$—
Forward Purchase Agreement	—	—	—
Fair Value at June 30, 2023 (unaudited)	$44,645,404	$—	$—
Liabilities:
Working capital loan – related party	$—	$—	$2,690,000
Public Warrant liability	708,333	—	—
Private Warrant liability	—	625,000	—
Prepaid forward derivative	—	—	144,770
Fair Value at June 30, 2023 (unaudited)	$708,333	$625,000	$2,834,770

	Quoted	Significant	Significant
	Prices in	Other	Other
	Active Markets	Observable	Unobservable
	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$430,047,193	$—	$—
Forward Purchase Agreement	—	—	353,731
Fair Value at December 31, 2022	$430,047,193	$—	$353,731
Liabilities:
Working capital loan – related party	$—	$—	$1,500,000
Public Warrant liability	566,667	—	—
Private Warrant liability	—	500,000	—
Fair Value at December 31, 2022	$566,667	$500,000	$1,500,000

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

The following tables provide the roll forward for the Level 3 investments for the six months ended June 30, 2023:

FPA assets at December 31, 2022	$353,731
Change in fair value of FPA	681,533
FPA assets at March 31, 2023 (unaudited)	1,035,264
Expiration of FPA asset April 17, 2023	(1,035,264)
New FPA – liability April 17, 2023	(144,770)
FPA liability at June 30, 2023 (unaudited)	$(144,770)

Working capital loan at December 31, 2022	$1,500,000
Issuance of loan	734,300
Working capital loan at March 31, 2023 (unaudited)	2,234,300
Issuance of loan	455,700
Working capital loan at June 30, 2023 (unaudited)	$2,690,000

FPA assets at December 31, 2021	$1,002,789
Change in fair value of FPA	(649,058)
FPA assets at December 31, 2022	$353,731

Working capital loan at December 31, 2021	$—
Issuance of loan	1,500,000
Change in fair value of working capital loan	—
Working capital loan at December 31, 2022	$1,500,000

The following table presents the quantitative information regarding Level 3 fair value measurements of the Forward Purchase Agreements:

December 31, 2022
Unit Price	$10.00
Remaining Term (in years)	0.16
Risk-Free Rate	4.18%

The following table presents the quantitative information regarding Level 3 fair value measurements of the Prepaid Forward Derivative Agreements:

	June 30, 2023	April 17, 2023
Unit Price	$10.24	$10.07
Remaining Term (in years)	1.25	1.46
Risk-Free Rate	5.13%	4.42%

The following table presents the quantitative information regarding Level 3 fair value measurements of the working capital loan:

	June 30, 2023	December 31, 2022
Principal Outstanding	$1,500,000	$1,500,000
Expected Remaining Term (in years)	0.25	0.25
Volatility	37.4	43.5%
Risk-Free Rate	4.03	3.91%

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

Anzu Special Acquisition Corp I

Notes to Unaudited Condensed Financial Statements

June 30, 2023

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

The Company has outstanding an aggregate of 26,666,666 warrants, including 14,166,666 public warrants and 12,500,000 private warrants as of both June 30, 2023 and December 31, 2022, to purchase shares of the Company’s Class A common stock, which were issued in connection with the IPO and the Private Placement (including 266,666 warrants issued in connection with the consummation of the underwriters’ partial exercise of their over-allotment option) (see Notes 3 and 4).

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

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date through the date that the unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events except for those stated below that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Recent Developments

Proposed Business Combination

As previously disclosed, on April 17, 2023, we entered into a business combination agreement (as amended by Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, the “Business Combination Agreement”) with Envoy Merger Sub, Inc., a Delaware corporation and our direct wholly owned subsidiary (“Merger Sub”), and Envoy Medical Corporation, a Minnesota Corporation (“Envoy”), a U.S.-based medical device company that has developed and is in early clinical testing of an implanted device that already received “Breakthrough Device Designation” from the Food and Drug Administration. The transactions contemplated by the Business Combination Agreement are referred to herein as the “Proposed Business Combination.”

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three and six months ended June 30, 2023 and 2022 related to identifying and evaluating prospective target companies for a Business Combination as well as negotiations and due diligence related to the Proposed Business Combination during the first half of 2023. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net loss of $1,138,245, which consists of $1,180,034 loss on the change in the fair value of the forward purchase agreements, $98,596 of operating costs, loss on the change in the fair value of warrant liabilities $266,667, and $121,245 of income tax expense, partially offset by $528,291 interest income earned on marketable securities held in the Trust Account. For the three months ended June 30, 2022, we had net income of $3,090,719, which consists of a $3,466,666 gain on the change in the fair value of warrant liabilities, $563,376 of interest income earned on marketable securities held in the Trust Account and a $70,348 gain on the change in the fair value of the forward purchase agreements, partially offset by $901,356 of operating costs and $108,315 of income tax expense.

For the six months ended June 30, 2023, we had net loss of $420,543, which consists of $498,501 loss on the change in the fair value of the forward purchase agreements, $2,591,177 of operating costs, and $962,768 of income tax expense, partially offset by $3,898,569 interest income earned on marketable securities held in the Trust Account. We had net income of $15,552,100, which consists of a $17,863,972 gain on the change in fair value of warrant liabilities and $603,786 of interest income earned on marketable securities held in the Trust Account, partially offset by $2,390,442 of operating costs, a $416,901 loss on the change in the fair value of the forward purchase agreements and $108,315 of income tax expense.

Liquidity and Capital Resources

As of June 30, 2023, we had $132,773 in our operating bank account and a working capital deficit of $8,949,756, driven by accrued expenses. As of December 31, 2022, we had $107,773 in our operating bank account, and a working capital deficit of $7,089,334. We expect to continue to incur significant costs in the pursuit of the Proposed Business Combination with Envoy. We cannot assure you that our plans to complete the Proposed Business Combination will be successful.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in a U.S.-based trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders maintained by American Stock Transfer & Trust Company, acting as trustee. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,012,335 consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts commissions and $637,335 of other offering costs. In addition, as of June 30, 2023, $132,773 of cash was held outside of the Trust Account and is available for working capital purposes.

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

On March 29, 2022, we issued an unsecured promissory note (the “2022 Promissory Note”) to the Sponsor, pursuant to which the Sponsor may provide up to $1,500,000 to us as a working capital loan (the “2022 Working Capital Loan”). The 2022 Working Capital Loan does not bear interest and was repayable in full upon on the earlier of (i) March 29, 2023 or (ii) the consummation of our initial Business Combination. Upon the consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the principal balance of the 2022 Working Capital Loan, in whole or in part, into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the 2022 Working Capital Loan but no proceeds held in the Trust Account would be used to repay the 2022 Working Capital Loan. The 2022 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2022 Working Capital Loan and all other sums payable with regard to the 2022 Working Capital Loan becoming immediately due and payable. As of June 30, 2023 and the date of this Quarterly Report, there was $1,500,000 outstanding under the 2022 Working Capital Loan.

On March 21, 2023, we and the Sponsor amended the 2022 Promissory Note to extend the maturity date of the 2022 Working Capital Loan to the earlier of (i) December 31, 2023 or (ii) the consummation of a Business Combination.

On March 21, 2023, we issued an additional unsecured promissory note (the “2023 Promissory Note”) to the Sponsor, pursuant to which the Sponsor may provide up to $1,190,000 to us as a working capital loan (the “2023 Working Capital Loan”). The 2023 Working Capital Loan does not bear interest and is repayable in full upon on the earlier of (i) December 31, 2023 or (ii) the consummation of our initial Business Combination. The 2023 Working Capital Loan is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2023 Working Capital Loan and all other sums payable with regard to the 2023 Working Capital Loan becoming immediately due and payable. As of June 30, 2023 and the date of this Quarterly Report, there was $1,190,000 outstanding under the 2023 Working Capital Loan.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Due solely to the material weakness in our internal control over financial reporting described below, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of June 30, 2023 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Following the IPO, the partial exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $425,000,000 of the net proceeds from the sale of the Units and Private Placement Warrants was deposited in the Trust Account. Transaction costs of the IPO (including costs related to the closing of the underwriters’ over-allotment option) amounted to $24,006,835, consisting of $8,500,000 of underwriting discounts and commissions, $14,875,000 of deferred underwriting discounts and commissions and $631,835 of other offering costs. In addition, as of June 30, 2023, $132,773 of cash was held outside of the Trust Account and is available for working capital purposes.

For a description of the use of the net proceeds from our IPO, see Part I, Item 2 of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1†

Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

2.2

Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-271920) filed on June 30, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2021).

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 2, 2023).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252861), filed on February 8, 2021).

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.

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

PART III SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Anzu Special Acquisition Corp I

Date:	August 14, 2023	By:	/s/ Dr. Whitney Haring-Smith
Dr. Whitney Haring-Smith
Chief Executive Officer
(principal executive officer)

Date:	August 14, 2023	By:	/s/ Daniel Hirsch
Daniel Hirsch
Chief Financial Officer
(principal financial and accounting officer)