Form 10-Q
period 2023-09-30
Envoy Medical, Inc.
filed 2023-11-17
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number - 001-40133

ENVOY MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	86-1369123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4875 White Bear Parkway White Bear Lake, MN	55110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 900-3277

Anzu Special Acquisition Corp I 12610 Race Track Road, Suite 250 Tampa, FL 33626
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	COCH	The Nasdaq Stock Market LLC
Redeemable Warrants, each exercisable for one share of Class A common stock at an exercise price of $11.50 per share	COCHW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 16, 2023, the registrant had 19,549,982 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

ENVOY MEDICAL, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash	$7,440	$183
Restricted cash - dividends	5,400	-
Restricted cash - other	4,000	-
Accounts receivable, net	109	41
Other receivable	1,000	-
Inventories	1,397	1,295
Prepaid expenses and other current assets	997	129
Forward purchase agreement assets	2,386	-
Total current assets	22,729	1,648
Property and equipment, net	378	331
Operating lease right-of-use assets (related party)	494	577
Total assets	$23,601	$2,556
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,381	$1,003
Accrued expenses	4,052	608
Payable to related party	4,000	-
Convertible notes payable, current portion (related party)	-	448
Operating lease liability, current portion (related party)	149	125
Product warranty liability, current portion	228	335
Forward purchase agreement warrant liability	1,793	-
Total current liabilities	13,603	2,519
Convertible notes payable, net of current portion (related party)	-	33,397
Product warranty liability, net of current portion	2,025	2,143
Operating lease liabilities, net of current portion (related party)	440	565
Warrant liability	1,274	-
Warrant liability (related party)	-	127
Total liabilities	17,342	38,751
Commitments and contingencies (see Note 14)
Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized as of September 30, 2023, and December 31, 2022, respectively; 4,500,000 and zero shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	-	-
Class A Common stock, $0.0001 par value; 400,000,000 shares and 232,000,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively; 19,549,982 and 10,122,581 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	2	1
Additional paid-in capital	257,385	189,904
Accumulated deficit	(251,012)	(225,985)
Accumulated other comprehensive loss	(116)	(115)
Total stockholders’ equity (deficit)	6,259	(36,195)
Total liabilities and stockholders’ equity (deficit)	$23,601	$2,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$80	$57	$221	$217
Costs and operating expenses:
Cost of goods sold	189	106	555	347
Research and development	1,850	935	5,901	3,532
General and administrative	1,426	812	5,401	2,138
Total costs and operating expenses	3,465	1,853	11,857	6,017
Operating loss	(3,385)	(1,796)	(11,636)	(5,800)
Other income (expense):
Gain (loss) from changes in fair value of convertible notes payable (related party)	4,902	574	(13,332)	1,473
Other income (expense)	46	(117)	(59)	(119)
Total other income (expense), net	4,948	457	(13,391)	1,354
Net income (loss)	$1,563	$(1,339)	$(25,027)	$(4,446)
Net income (loss) attributable to common stockholders, basic	$1,360	$(1,339)	$(25,027)	$(4,446)
Net income (loss) attributable to common stockholders, diluted	$1,404	$(1,339)	$(25,027)	$(4,446)
Net income (loss) per share attributable to common stockholders, basic	$0.13	$(0.13)	$(2.46)	$(0.44)
Net income (loss) per share attributable to common stockholders, diluted	$0.13	$(0.13)	$(2.46)	$(0.44)
Weighted-average common stock outstanding, basic	10,214,183	10,123,187	10,153,564	10,123,187
Weighted-average common stock outstanding, diluted	11,215,068	10,123,187	10,153,564	10,123,187
Other comprehensive loss:
Foreign currency translation adjustment	(1)	(3)	(1)	(3)
Other comprehensive loss	(1)	(3)	(1)	(3)
Comprehensive income (loss)	$1,562	$(1,342)	$(25,028)	$(4,449)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2021	4,000,000	$19,973	-	$-	139,162,672	$1,392	$163,818	$(210,062)	$(108)	$(44,960)
Retrospective application of Merger	(4,000,000)	(19,973)	-	-	(129,039,485)	(1,391)	21,364	-	-	19,973
Adjusted Balances, beginning of period	-	$-	-	$-	10,123,187	$1	$185,182	$(210,062)	$(108)	$(24,987)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	1,268	-	-	1,268
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2	2
Net loss	-	-	-	-	-	-	-	(1,871)	-	(1,871)
Balance at March 31, 2022	-	$-	-	$-	10,123,187	$1	$186,450	$(211,933)	$(106)	$(25,588)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	645	-	-	645
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(2)	(2)
Net loss	-	-	-	-	-	-	-	(1,236)	-	(1,236)
Balance at June 30, 2022	-	$-	-	$-	10,123,187	$1	$187,095	$(213,169)	$(108)	$(26,181)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	1,978	-	-	1,978
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(3)	(3)
Net loss	-	-	-	-	-	-	-	(1,339)	-	(1,339)
Balance at September 30, 2022	-	$-	-	$-	10,123,187	$1	$189,073	$(214,508)	$(111)	$(25,545)

	Redeemable Convertible Preferred Stock		Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2022	-	-	-	-	10,122,581	1	189,904	(225,985)	(115)	(36,195)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	1,952	-	-	1,952
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1	1
Net loss	-	-	-	-	-	-	-	(13,253)	-	(13,253)
Balance at March 31, 2023	-	-	-	-	10,122,581	$1	$191,856	$(239,238)	$(114)	$(47,495)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	15,714	-	-	15,714
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net income	-	-	-	-	-	-	-	(13,337)	-	(13,337)
Balance at June 30, 2023	-	-	-	-	10,122,581	$1	$207,570	$(252,575)	$(115)	$(45,119)
Exchange of redeemable convertible preferred share for Class A Common stock in connection with Merger (Note 3)	-	-	-	-		-	-	-	-	-
Conversion of Convertible Notes into Class A Common stock in connection with Merger (Note 3)	-	-	-	-	4,874,707	1	27,493	-	-	27,494
Conversion of Envoy Bridge Note into Series A Preferred stock in connection with Merger (Note 3)			1,000,000	-	-	-	10,982	-	-	10,982
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	1,036	-	-	1,036
Preferred stock subscriptions (Note 3)	-	-	-	-	-	-	2,000	-	-	2,000
Net exercise of warrants (related party) (Note 10)			-		2,702	-	-	-	-	-
Merger, net of redemptions and transaction costs (Note 3)	-	-	2,500,000	-	4,115,874	-	(1,785)	-	-	(1,785)
Meteora forward purchase agreement shares (Note 3)	-	-	-	-	434,118	-	89	-	-	89
Issuance of Series A Preferred Stock to PIPE Investors (Note 3)	-	-	1,000,000	-	-	-	10,000	-	-	10,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net income	-	-	-	-	-	-	-	1,563	-	1,563
Balance at September 30, 2023	-	-	4,500,000	$-	19,549,982	$2	$257,385	$(251,012)	$(116)	$6,259

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(25,027)	$(4,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85	49
Change in fair value of convertible notes payable (related party)	13,332	(1,473)
Change in fair value of warrant liability (related party)	104	23
Gain on exercise and cancellation warrant liability (related party)	(231)	-
Change in operating lease right-of-use assets (related party)	83	82
Increase in inventory reserve	(122)	(11)
Changes in operating assets and liabilities:
Accounts receivable	(68)	(9)
Inventories	20	(226)
Prepaid expenses and other current assets	(868)	(37)
Accounts payable	2,378	(241)
Operating lease liabilities (related party)	(101)	28
Accrued expenses	694	(104)
Product warranty liability	(225)	(61)
Payable to related party	4,000	-
Net cash used in operating activities	(5,946)	(6,426)
Cash flows from investing activities
Purchases of property and equipment	(132)	(177)
Net cash used in investing activities	(132)	(177)
Cash flows from financing activities
Proceeds from the issuance of convertible notes payable (related party)	10,000	6,000
Proceeds from the PIPE Transaction, the Forward Purchase Agreement, and the Business Combination, net of transaction costs	11,736	-
Proceeds from the additional Series A Preferred Shares subscription	1,000	-
Issuance of warrants (related party)	-	92
Net cash provided by financing activities	22,736	6,092
Effect of exchange rate on cash, cash equivalents, and restricted cash	(1)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	16,657	(512)
Cash and restricted cash at beginning of period	183	1,121
Cash and restricted cash at end of period	$16,840	$609
Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activity
Deemed capital contribution from related party	$18,702	$3,891
SPAC excise tax liability recognized upon the Business Combination	$2,248	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of the Business and Basis of Presentation

Envoy Medical, Inc. (“Envoy Medical” or the “Company”) is a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Envoy Medical’s technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. The Company’s first commercial product, the Esteem, is a fully implanted active middle ear hearing device. The Esteem was approved for sale in 2010 by the United States Food and Drug Administration (“FDA”).

Envoy Medical believes the fully implanted Acclaim® Cochlear Implant is a first-of-its-kind cochlear implant. Envoy Medical’s fully implanted technology includes a sensor designed to leverage the natural anatomy of the ear instead of a microphone to capture sound. The Acclaim is designed to address severe to profound sensorineural hearing loss that is not adequately addressed by hearing aids. The Acclaim will only be indicated for adults who have been deemed adequate candidates by a qualified physician. The Acclaim Cochlear Implant received the Breakthrough Device Designation from the FDA in 2019.

On September 29, 2023 (the “Closing Date”), a merger transaction between Envoy Medical Corporation (“Envoy”), Anzu Special Acquisition Corp I (“Anzu”) and Envoy Merger Sub, Inc., a directly, wholly owned subsidiary of Anzu (“Merger Sub”) was completed (the “Merger” or “Business Combination”, see Note 3) pursuant to the business combination agreement, dated as of April 17, 2023 (as amended, the “Business Combination Agreement”) . In connection with the closing of the Merger (the “Closing”), Merger Sub merged with Envoy, with Envoy surviving the merger as a wholly owned subsidiary of Anzu. In connection with the Closing, Anzu changed its name to Envoy Medical, Inc. The Company’s Class A common stock, par value $0.0001 per share (“New Envoy Class A Common Stock”), and the Company’s warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) on October 2, 2023 under the symbols “COCH” and “COCHW,” respectively.

On April 17, 2023, prior to entering into the Business Combination Agreement, Anzu and Envoy entered into an agreement (as amended to date, the “Forward Purchase Agreement” or “FPA”) with Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”) and Meteora Strategic Capital, LLC (“MSC” and, collectively with MSOF, MCP and MSTO, the “Sellers” or “Meteora parties”) for an over-the-counter equity prepaid forward transaction.

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 425,606 shares of New Envoy Class A Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Anzu. Also on the Closing Date, the Company paid to the Sellers a prepayment amount of $4.5 million required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 8,512 shares of New Envoy Class A Common Stock (the “Share Consideration”).

In addition, pursuant to the subscription agreement, dated April 17, 2023 (as amended to date, the “Subscription Agreement”), by and between Anzu and Anzu SPAC GP I LLC (the “Sponsor”), the Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of the Company’s Series A preferred stock, par value $0.0001 per share (“Series A Preferred Stock”) in a private placement (the “PIPE Transaction”) at a price of $10.00 per share for an aggregate purchase price of $10 million.

Pursuant to the convertible promissory note, dated April 17, 2023, between Envoy and GAT Funding, LLC (as amended to date, the “Envoy Bridge Note”), the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock to GAT Funding, LLC in exchange for the conversion of the Envoy Bridge Note in full, concurrently with the Closing.

The unaudited condensed consolidated financials include the accounts of Envoy Medical, Inc. and its wholly-owned subsidiaries Envoy Medical Corporation and Envoy Medical GmbH (Ansbach) (GmbH), which operates a sales office in Germany. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited financial information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, which is included in the Company’s final prospectus and definitive proxy statement, dated and filed with the SEC on September 14, 2023 (the “Proxy Statement/Prospectus”), which is accessible on the SEC’s website at www.sec.gov. The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.

During the nine months ended September 30, 2023, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, which is included in the Proxy Statement/Prospectus.

Revision of Prior Period Financial Statements of Envoy

During its financial close process for the three and nine months ended September 30, 2023, the Company discovered an error in Envoy’s accounting for convertible notes payable (related party) as of June 30, 2023. The convertible notes payable (related party) consists of convertible notes issued between 2012 and 2022 (the “Convertible Notes”) and the Envoy Bridge Note. When calculating the fair value of the Convertible Notes as of June 30, 2023, Envoy used an incorrect input in the valuation model related to the Convertible Notes settlement value upon a Merger with a Special Purpose Acquisition Company (“SPAC”). Specifically, the Business Combination Agreement includes the assumed exchange ratio of Envoy common stock, par value $0.01 per share (“Envoy Common Stock”) to New Envoy Class A Common Stock. The Business Combination Agreement also contains a provision that removed the holders’ right to redeem the Convertible Notes for its full principal and interest value upon the Closing, and instead forced the holders to convert the Convertible Notes into shares of Envoy Common Stock at a conversion rate of $1.00 per share, prior to the exchange into New Envoy Class A Common Stock. This assumed exchange ratio, the value of underlying Company stock, and the removal of the loan holders’ redemption right was not included under the SPAC scenario in the valuation model used to calculate the fair value of Convertible Notes as of June 30, 2023. The initial calculation calculated a fair value of approximately $51.4 million whereas the updated calculation, calculated a fair value of approximately $36.8 million, which results in a difference of approximately $14.6 million.

The unaudited condensed consolidated statements of stockholders’ equity (deficit) for the three months ended June 30, 2023, has been revised to treat the Convertible Notes amendment, as described above, as an extinguishment of debt with a related party. As such, the impact of the amendment has been recorded as an additional deemed capital contribution from a related party on the revised unaudited condensed consolidated financial statements.

The revision resulted in a downward adjustment of previously reported convertible notes payable (related party) of $14.6 million and an upward adjustment of $14.7 million in additional paid-in capital on the condensed consolidated balance sheets and the condensed consolidated statements of redeemable convertible preferred stock and stockholders’ equity (deficit) as of June 30, 2023, and an increase in the loss from change in the fair value of convertible notes payable (related party) of $91 thousand for the three and six months ended June 30, 2023 included in the Proxy Statement/Prospectus.

The Company also reassessed the components of cost of goods sold and determined that the costs related to the Acclaim product development and manufacturing of research and development (“R&D”) prototype parts for testing, validations and clinical trials should be classified as R&D expenses. Accordingly, $0.3 million of expenses previously included in the cost of goods sold have been reclassified to research and development for the nine months ended September 30, 2023. This reclassification did not impact net income.

2.	Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $251.0 million at September 30, 2023. The Company has funded its operations and capital needs primarily through net proceeds from the issuances of convertible debt (see Note 9) and the sale of Envoy redeemable convertible preferred stock. In September 2023, the Company received $11.7 million proceeds from the Business Combination, Forward Purchase Agreement, and the PIPE Transaction, net of transaction costs. The Company had cash of $7.4 million as of September 30, 2023.

Management believes that its existing cash balances combined with future capital raises, and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the unaudited condensed consolidated financial statements are issued. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balances and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include but are not limited to the useful lives of property and equipment, inventory reserves, warranty liability, the fair value of common stock, the fair value of convertible notes payable, the fair value of forward purchase agreement assets, the fair value of forward purchase agreement warrant liability, the fair value of warrants and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Concentration of Credit Risk and Significant Customers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and accounts receivable, net. Periodically, the Company maintains deposits in accredited financial institutions in excess of federally insured limits. The Company maintains its cash with financial institutions that management believes to be of high credit quality. The Company has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10.0% or more of sales for the nine months ended September 30, 2023 and September 30, 2022, respectively. There were no customers that accounted for 10.0% or more of the accounts receivable balance as of September 30, 2023 and December 31, 2022.

Cash and Restricted Cash

The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits. Restricted cash is cash the Company holds for specific reasons and is not available for immediate use.

Fair Value Measurement

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company elected the fair value option for the convertible notes payable (related party) under ASC Topic 825, Financial Instruments, with changes in fair value recorded in income (loss) from changes in fair value of convertible notes payable (related party) each reporting period. The convertible notes payable (related party) consists of convertible notes issued between 2012 and 2022 (“Convertible Notes”) and the Envoy Bridge Note. The Company’s forward purchase agreement asset, forward purchase agreement warrant liability, and warrant liability (related party) are also Level 3 financial instruments at fair value and are described below (see Note 2 and Note 4).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign-currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations and comprehensive income (loss). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its warrant liability in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. The warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

The Company accounts for its Forward Purchase Agreement in accordance with ASC 815-40. Accordingly, the Company recognizes the forward purchase agreement asset and the forward purchase agreement warrant liability at fair value at each reporting period. The assets and liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

Warrant Liability (Related Party)

The Company classifies certain warrants issued to stockholders to purchase Envoy Common Stock (see Note 10) as a liability on its condensed consolidated balance sheets as these warrants are a free-standing financial instrument that may require the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of issuance and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss). Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

SPAC Excise Tax Liability

The Company recognizes excise tax as an incremental cost to repurchase the treasury shares, with an offsetting tax liability recognized. The SPAC excise tax liability was recorded in accrued expenses in the Company’s condensed consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers as follows:

●	Identify the contract with a customer

●	Identify the performance obligations in the contract

●	Determine the transaction price

●	Allocate the transaction price to the performance obligations in the contract

●	Recognize revenue when or as performance obligations are satisfied

Revenue is recognized as performance obligations under the terms of a contract are satisfied, which generally occurs as control of the promised products or services is transferred to customers. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (“transaction price”). To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price using either the expected value or most likely amount method. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information that is reasonably available.

The Company primarily derives revenue from the sale of its hearing device products. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, at the time the Company is notified the product has been implanted or used by the customer in a surgical procedure. The Company also sells extended warranty plans on a limited basis. Revenue from extended warranty plans is recognized ratably over time and is immaterial. Amounts received from a customer prior to fulfillment of the performance obligation are included as accrued expenses on the condensed consolidated balance sheets and are immaterial as of September 30, 2023 and December 31, 2022. The Company has elected to account for shipping and handling activities performed as activities to fulfill the promise to transfer the products, and therefore these activities are not assessed as a separate performance obligation to its customers.

Revenue is measured as the amount of consideration the Company expects to receive, which is based on the invoiced price. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company’s contracts do not include variable consideration.

Payment terms differ by geography and customer, but payment is generally required within 30 days from the date of product utilization. The Company also offers extended payment plans on a limited basis. Amounts due to the Company under payment plans that extend beyond 12 months are immaterial as of September 30, 2023 and December 31, 2022, therefore the Company does not adjust the promised amount of consideration for the effects of a significant financing component.

Segments

Operating segments are identified as components of enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company has determined that its CODM is its Chief Executive Officer. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making decisions, allocating resources and evaluating performance. Consequently, the Company has determined it operates in one operating and reportable segment.

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU No 2016-13”). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The Company adopted Topic 326 with an adoption date of January 1, 2023 using the modified retrospective approach. As a result, the Company changed its accounting policy for allowance for credit losses. The Company monitors accounts receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The adoption did not have a material effect on the Company’s accompanying unaudited condensed consolidated financial statements.

Other than the item noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that have a significant impact, or potential significant impact, to our unaudited condensed consolidated financial statements.

3.	Merger

As discussed in Note 1 – Nature of the Business and Basis of Presentation, on September 29, 2023, the Company completed the Merger. Upon the Closing, the following occurred:

●	Each share of Envoy Common Stock immediately prior to the Business Combination was automatically cancelled and converted into the right to receive 0.063603 shares of New Envoy Class A Common Stock resulting in the issuance of 14,999,990 shares of New Envoy Class A Common Stock;

o	Each share of outstanding Envoy Common Stock, which totaled 139,153,144 was cancelled and converted into 8,850,526 shares of New Envoy Class A Common Stock.

o	Each outstanding warrant to purchase Envoy Common Stock, depending on the applicable exercise price, was automatically cancelled or exercised on a net exercise basis and converted into 2,702 shares of New Envoy Class A Common Stock.

o	The Convertible Notes were automatically converted into 4,874,707 shares of New Envoy Class A Common Stock.

o	Each share of Envoy redeemable convertible preferred stock, par value $0.01 per share, issued and outstanding immediately prior to the Closing (“Envoy Preferred Stock”), which totaled 4,000,000 shares, were converted into 20,000,000 shares of Envoy Common Stock and subsequently exchanged for 1,272,055 shares of New Envoy Class A Common Stock.

●	Each outstanding option to purchase shares of Envoy Common Stock outstanding as of immediately prior to the Business Combination was cancelled in exchange for nominal consideration;

●	Each share of Merger Sub’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Business Combination was converted into and exchanged for one share of New Envoy Class A Common Stock;

●	The Sponsor forfeited 5,510,000 shares of Anzu’s Class B common stock, par value $0.0001 per share (“Anzu Class B Common Stock”), and all 12,500,000 private placement warrants pursuant to the Sponsor Support Agreement;

●	All of Anzu’s outstanding 14,166,666 public placement warrants were exchanged for warrants each exercisable for a share of New Envoy Class A Common Stock at a price of $11.50 per share;

●	The Sponsor exchanged 2,500,000 shares of Anzu Class B Common Stock for 2,500,000 shares of Series A Preferred Stock pursuant to the sponsor support and forfeiture agreement dated April 17, 2023 by and between Anzu, Envoy and the Sponsor, as amended or modified from time to time (the “Sponsor Support Agreement”);

●	An aggregate of 2,615,000 shares of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors automatically converted into an equal number of shares of New Envoy Class A Common Stock;

●	Pursuant to the legacy forward purchase agreements and the extension support agreements of Anzu, the Sponsor transferred an aggregate of 490,000 shares of New Envoy Class A Common Stock to the parties to the legacy forward purchase agreements and the extension support agreements;

●	The Company issued an aggregate of 8,512 shares of New Envoy Class A Common Stock as Share Consideration pursuant to the Forward Purchase Agreement.

●	The Sellers in its sole discretion may request warrants of the Company exercisable for shares of New Envoy Class A Common Stock (the “Shortfall Warrants”) in an amount equal to 3,874,394 based on the terms of Forward Purchase Agreement.

●	The Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of Series A Preferred Stock in the PIPE Transaction at a price of $10.00 per share for an aggregate purchase price of $10 million.

●	Pursuant to the Envoy Bridge Note, the Company issued 1,000,000 shares of Series A Preferred Stock to GAT Funding, LLC concurrently with the Closing.

●	Pursuant to the Subscription Agreement and the Envoy Bridge Note, the Sponsor and GAT Funding, LLC each contributed additional $1.0 million as capital contribution to subscribe for 100,000 additional shares of Series A Preferred Stock to be issued at a price of $10.00 per share in order to meet the net tangible assets requirement under the Business Combination Agreement.

The proceeds received by the Company from the Merger, the PIPE Transaction, and the Forward Purchase Agreement, net of transaction costs, totaled $11.7 million.

The Merger was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Anzu was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Anzu, accompanied by a recapitalization. The net assets of Anzu were stated at historical cost with no goodwill or other intangible assets recorded.

The following table presents the total shares of New Envoy Class A Common Stock and Series A Preferred Stock outstanding immediately after the Closing:

Class A Common Stock	Number of Shares
Exchange of Anzu Class A Common Stock subject to possible redemption that was not redeemed for New Envoy Class A Common Stock	1,500,874
Conversion of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent director into New Envoy Class A Common Stock*	2,615,000
Subtotal - Merger, net of redemptions	4,115,874
Exchange of Envoy Common Stock for New Envoy Class A Common Stock	8,850,526
Exchange of Envoy Preferred Stock for New Envoy Class A Common Stock	1,272,055
Conversion of Convertible Notes as of September 29, 2023 into New Envoy Class A Common Stock	4,874,707
Net exercise of Envoy Warrants	2,702
Issuance of share consideration to Meteora parties	8,512
Shares recycled by Meteora parties	425,606
19,549,982

*	1,000,000 shares of the New Envoy Class A Common Stock are unvested and subject to restrictions and forfeitures per the Sponsor Support Agreement. These shares will vest upon the FDA approval of Acclaim or upon a change of control of the Company (see Note 10)

Series A Preferred Stock	Number of Shares
Exchange of Anzu Class B Common Stock for Series A Preferred Stock	2,500,000
Issuance of Series A Preferred Stock in connection with the PIPE Transaction	1,000,000
Issuance of Series A Preferred Stock in connection with the conversion of the Envoy Bridge Note	1,000,000
4,500,000

4.	Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Forward purchase agreement assets	$-	$-	$2,386	$2,386
	$-	$-	$2,386	$2,386
Liabilities:
Forward purchase agreement warrant liability	$-	$-	$1,793	$1,793
Warrant liability	1,274	-	-	1,274
	$1,274	$-	$1,793	$3,067

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable, net of current portion (related party)	$-	$-	$33,397	$33,397
Convertible notes payable, current portion (related party)	-	-	448	448
Warrant liability (related party)	-	-	127	127
	$-	$-	$33,972	$33,972

The fair values of the forward purchase agreement assets and the forward purchase agreement warrant liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurement. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement assets and forward purchase agreement warrant liability:

September 30, 2023
Stock price	$5.64
Initial exercise price	10.46
Remaining term (in years)	1.00
Risk-free rate	5.32%

The fair value of the Convertible Notes was based on a probability-weighted expected return model (“PWERM”), which is a Level 3 measurement. The valuation includes significant assumptions such as the discount rate, the fair value of the Company’s common stock, volatility, probability of the Convertible Notes being held to maturity, the probabilities of certain exit events, including a qualified financing, initial public offering or merger with a SPAC, and estimated recovery in the event of default.

The significant inputs that were used in the valuation of the Convertible Notes are presented below (in thousands, except per share amounts):

December 31, 2022
Share price	$0.33
Discount rate	14.8%
Volatility	91.0%
Probability of qualified financing	5.0%
Probability of SPAC/IPO	25.0%
Probability of default	60.0%
Probability of held to maturity	10.0%
Recovery upon default (2012 and 2013 Convertible Notes)	$10,000

Significant judgment is required in selecting the inputs. On December 31, 2022, an evaluation was performed to assess those inputs and general market conditions potentially affecting the fair value of the Convertible Notes. Should the probability of default increase or decrease by 5.0%, the fair value of the Convertible Notes on December 31, 2022 could decrease or increase by $2.6 million, respectively. Should the discount rate increase or decrease by 5.0%, the fair value of the Convertible Notes could decrease by $1.5 million or increase by $1.6 million, respectively. The fair value of the Convertible Notes is subject to variation should the expected future cash flows vary significantly from the estimates.

Effective concurrently with the Merger, the outstanding balance of principal and accrued interest of the Convertible Notes was automatically converted into New Envoy Class A Common Stock and the outstanding balance of principal and accrued interest of the Envoy Bridge Note was converted into Series A Preferred Stock (see Note 3). As such, the Convertible Notes and Envoy Bridge Note were derecognized from the condensed consolidated balance sheet. Immediately prior to the Merger, the fair value of the Convertible Notes was calculated by the multiplying the amount of New Envoy Class A Common Stock the Convertible Notes converted into by the fair value of these shares. The fair value of the New Envoy Class A Common Stock was based on the listed prices for the shares, immediately prior to the Merger. Immediately prior to the Merger, the fair value of the Envoy Bridge Note was calculated by multiplying the amount of Series A Preferred Stock the Envoy Bridge Note converted into, by the fair value of these shares. The fair value of the Series A Preferred Stock was estimated using a Monte Carlo Simulation model, which is a Level 3 fair value measurement. The following table presents the quantitative information regarding Level 3 fair value measurements of the Series A Preferred Stock, which was valued at $10.98 per share.

September 30, 2023
Underlying stock price	7.02
Exercise price	11.50
Expected term (in years)	10.00
Expected volatility	48.9%

The Company has classified the warrant liability within Level 1 of the hierarchy as the warrant liability is separately listed and traded in an active market. The warrant liability’s listed price in an active market was used as the fair value.

The Company has classified the warrants (related party) within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include (i) the expected term of the warrants, (ii) the risk-free interest rate, (iii) the expected dividend yield and (iv) expected volatility of the price of the underlying common stock. The Company estimated the fair value per share of the underlying common stock based, in part, on the results of third-party valuations and additional factors deemed relevant. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the remaining contractual term of the warrants. The Company estimated a 0% expected dividend yield as of December 31, 2022, based on the fact that prior to the Business Combination, the Company had never paid or declared dividends and did not intend to do so in the foreseeable future. Prior to the Business Combination, the Company was a private company and lacked company-specific historical and implied volatility information of its stock, and as such, the expected stock volatility was based on the historical volatility of publicly traded peer companies for a term equal to the remaining expected term of the warrants.

The following table presents the unobservable inputs of the warrant liability (related party):

December 31, 2022
Risk-free interest rate	3.9%
Expected dividend yield	0.0%
Expected term (in years)	9.5
Expected volatility	62.8%

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Convertible Notes and Envoy Bridge Note (Related Party)	Warrant Liability (Related Party)	Forward Purchase Agreement Asset	Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2022	$33,845	$127	$-	$-
Issuances	2,048	-	-	-
Change in fair value	9,377	104	-	-
Balance as of March 31, 2023	$45,270	$231	$-	$-
Issuances	1,964	-	-	-
Change in fair value	8,857	-	-	-
Capital contribution	(14,678)	-	-	-
Balance as of June 30, 2023	$41,413	$231	$-	$-
Issuances	1,964	-	$2,386	$1,793
Change in fair value	(4,902)	-	-	-
Conversion	(38,475)	(231)	-	-
Balance as of September 30, 2023	$-	$-	$2,386	$1,793

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

5.	Restricted cash

Pursuant to the Envoy Bridge Note, GAT Funding, LLC contributed $1 million to subscribe for additional shares of Series A Preferred Stock at a price of $10.00 per share in order to meet the net tangible asset requirements under the Business Combination Agreement (see Note 3). Immediately prior to the Merger, GAT Funding, LLC wired $5 million to the Company to ensure the net tangible asset requirement is met. After the Merger, the subscription for additional Series A Preferred Stock was determined to be $1 million. As such, $4 million of cash is restricted and recorded as a payable to related party on the condensed consolidated balance sheets.

Pursuant to the certificate of designation of the Series A Preferred Stock, the Company is required to maintain the funds allocated for the first four dividend payments in a separate account, and as such, $5.4 million of the Company’s cash has been reclassed to restricted cash (see Note 11).

6.	Inventories

Inventories, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$1,227	$1,010
Work-in-progress	31	164
Finished goods	139	121
	$1,397	$1,295

7.	Operating Leases

The Company leases its headquarters office space in Minnesota and leases office space in Germany. The lease for the Company’s headquarters office space expires at the end of 2027. This headquarters office space lease is with a stockholder, which is considered a related party. The lease of the office space in Germany is not with a related party and is immaterial.

The components of leases and lease costs were as follows (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets (related party)	$494	$577

Operating lease liability, current portion (related party)	$149	$125
Operating lease liabilities, net of current portion (related party)	440	565
	$589	$690

	Nine Months Ended September 30,
	2023	2022
Operating lease cost	$97	$97
	$97	$97

Other supplemental information of lease amounts recognized in the unaudited condensed consolidated financial statements is summarized as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$113	$111

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term - in years	4.2	4.9
Weighted-average discount rate	5.0%	5.0%

Future minimum lease payments associated with these leases were as follows on September 30, 2023 (in thousands):

Amount
2023 (remaining)	$28
2024	162
2025	154
2026	155
2027	99
598
Less: Imputed interest	(9)
$589

8.	Product Warranty Liability

Changes in warranty liability were as follows (in thousands):

Amount
Balance as of December 31, 2022	$2,478
Utilization	(62)
Balance as of March 31, 2023	$2,416
Reversal of product warranty accrual	(45)
Utilization	(25)
Balance as of June 30, 2023	$2,346
Reversal of product warranty accrual	(72)
Utilization	(21)
Balance as of September 30, 2023	$2,253

The assumptions utilized in developing the liability as of September 30, 2023, include an estimated cost per unit of $6 thousand, an average battery life of 5 years, inflationary increase of 3.6%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.0% was used in the calculation as of September 30, 2023.

9.	Convertible Notes Payable (Related Party)

The Company received several loan financings from stockholders from 2012 to 2023, in an aggregate outstanding principal amount of $59.7 million as of December 31, 2022. The Company elected the fair value option for the Convertible Notes and the Envoy Bridge Note under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The Convertible Notes and Envoy Bridge Note do not include any financial covenants and are subject to acceleration upon the occurrence of specified events of default. The terms of the Convertible Notes and the Envoy Bridge Note are described below.

2012 Convertible Note

In 2012, the Company issued a convertible note to a stockholder (“2012 Convertible Note”), which was subsequently amended and restated. These amendments allowed for the issuance of additional principal under the existing agreements and resulted in various drawdowns since 2012. In March 2021, the 2012 Convertible Note agreement was amended and restated to allow for an additional draw of $10.0 million. The March 2021 amendment also extended the maturity date of both the existing debt and any future draws to December 31, 2025. In June 2022, the 2012 Convertible Note agreement was amended and restated to allow for an additional draw of $10.0 million. These amendments were accounted for as debt modifications. On April 17, 2023, the drawdowns that were made in 2023 with an aggregate principal amount of $4.0 million were transferred to another convertible note with the same stockholder, refer to the Envoy Bridge Note disclosure below.

The outstanding principal amount of the 2012 Convertible Note was $59.0 million as of December 31, 2022. Undrawn principal under the arrangement amounted to $5.0 million as December 31, 2022. The 2012 Convertible Note would have matured on December 31, 2025, and was classified as a long-term liability as of December 31, 2022. The 2012 Convertible Note bore interest at 4.5% per annum. The 2012 Convertible Note was secured by the Company’s assets. The Company granted detachable common stock warrants to the stockholder in connection with the 2012 Convertible Note (see Note 10).

At any time prior to maturity, at the sole discretion of the noteholder, the outstanding principal amount plus accrued and unpaid interest may have been converted into shares of Envoy Common Stock at a conversion price of $1.00 per share, subject to various adjustments as defined in the 2012 Convertible Note agreement.

In the event that the Company obtained additional equity financing pursuant to which the Company sold shares of either common or preferred stock, at the sole discretion of the stockholder, the principal amount plus accrued and unpaid interest would convert to the class of stock being offered in the financing at a price per share equal to 80% of the price per share paid by investors for the offered shares.

On April 17, 2023, the 2012 Convertible Note was amended as part of the Business Combination Agreement, to provide for automatic conversion immediately prior to the Merger. The conversion formula was not adjusted as part of this amendment. The loan amendment was accounted for as an extinguishment with a related party and treated as a deemed capital contribution.

Effective concurrently with the Merger, the outstanding balance of principal and any unpaid accrued interest was automatically converted into New Envoy Class A Common Stock at a conversion price of $15.72 per share (see Note 3) and the fair value of the 2012 Convertible Notes was derecognized from the condensed consolidated balance sheets.

2013 Convertible Notes

In 2013, the Company issued convertible notes to various stockholders (“2013 Convertible Notes”), which were subsequently amended and restated. The outstanding principal amount of these notes was $0.7 million as of December 31, 2022. The 2013 Convertible Notes mature on December 31, 2023, and were classified as current liabilities as of December 31, 2022. The 2013 Convertible Notes bore interest at 4.5% per annum. The 2013 Convertible Notes were secured by the Company’s assets. The Company granted detachable common stock warrants to the noteholders in connection with the issuance of the 2013 Convertible Notes (see Note 10). The 2013 Convertible Notes were subordinated to the 2012 Convertible Note and included the same conversion features as the 2012 Convertible Note. In addition, in the event the Company completed an equity financing in which it sold a minimum of $2,500,000 of new stock, at the sole discretion of the Company, the principal amount plus accrued and unpaid interest would convert into Envoy Common Stock at $1.00 per share. If the effective conversion price was less than $1.00, the price per share shall be equal to 80% of the price per share paid by the other investors.

On April 17, 2023, the 2013 Convertible Notes were amended as part of the Business Combination Agreement to provide for automatic conversion immediately prior to the Merger. The conversion formula was not adjusted as part of this amendment. The loan amendment was accounted for as an extinguishment with a related party and treated as a deemed capital contribution.

Effective concurrently with the Merger, the outstanding balance of principal and any unpaid accrued interest was automatically converted into New Envoy Class A Common stock at a conversion price of $15.72 per share and the fair value of the 2013 Convertible Notes was derecognized from the condensed consolidated balance sheets (see Note 3).

Envoy Bridge Note (“2023 Convertible Note”)

On April 17, 2023, the Company entered into a convertible promissory note agreement with a stockholder for an aggregate borrowing capacity of $10.0 million, an interest rate of 4.5% per annum and maturity date of December 31, 2025. The Envoy Bridge Note was unsecured. According to this agreement, $4.0 million of the borrowing capacity was funded via the transfer of $4.0 million in principal from the 2012 Convertible Note. An additional $3.0 million was drawn upon during the second quarter of 2023 and $3.0 million was drawn upon during the third quarter of 2023. The transfer of $4.0 million in principal from the 2012 Convertible Note to the Envoy Bridge Note was accounted for as a debt modification.

The difference between the proceeds received and the issuance-date fair value was recorded as a deemed capital contribution from related party in the unaudited condensed consolidated statements of stockholders’ equity (deficit).

The Company could have prepaid the Envoy Bridge Note in whole or in part without premium or penalty. Contingent upon, and effective concurrently with the Merger, the outstanding balance of principal and any unpaid accrued interest, automatically converted to Series A Preferred Stock at a conversion price of $10.00 per share.

If the Business Combination Agreement terminated pursuant to its terms, at the sole discretion of the noteholder, the outstanding principal amount plus accrued and unpaid interest could have been converted into shares of Envoy Common Stock at a conversion price of $1.00 per share, subject to various adjustments as defined in the agreement.

If the Business Combination Agreement terminated pursuant to its terms and in the event that the Company obtained additional equity financing pursuant to which the Company sold shares of either common or preferred stock, at the sole discretion of the noteholder, the principal amount plus accrued and unpaid interest would have converted to the class of stock being offered in the financing at a price per share equal to 80% of the price per share paid by investors for the offered shares.

On August 23, 2023, the Envoy Bridge Note was amended pursuant to which the Company could have drawn an additional $5.0 million if the Company had less than $5.0 million in cash or net tangible assets immediately following the Merger. In addition, the Company could have drawn up to $2.0 million if the Merger did not occur by September 30, 2023.

Effective concurrently with the Merger, the outstanding balance of principal and any unpaid accrued interest, was automatically converted to Series A Preferred Stock at a conversion price of $10.00 per share and the fair value of the Envoy Bridge Note was derecognized from the condensed consolidated balance sheets.

10.	Common Stock

As of September 30, 2023 and December 31, 2022, the Company was authorized to issue 400,000,000 shares of New Envoy Class A Common Stock and 232,000,000 shares of Envoy Common Stock, respectively. The voting, dividend and liquidation rights of the holders of the Company’s stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 11).

Contingent Sponsor Shares

Pursuant to the Sponsor Support Agreement, 1,000,000 shares of New Envoy Class A Common Stock held by the Sponsor shall be unvested and subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement (the “Contingent Sponsor Shares”). The Contingent Sponsor Shares shall vest upon the United States Food and Drug Administration’s approval of the Company’s Acclaim cochlear implant device (the “FDA Approval”). If a change of control of the Company shall occur following the Closing, then the conditions for vesting of any Contingent Sponsor Shares that remain unvested as of immediately prior to the consummation of the change of control shall be deemed to have been achieved and such Contingent Sponsor Shares shall immediately vest as of immediately prior to the consummation of such change of control.

The Contingent Sponsor Shares meets the definition of a derivative, but meets the criteria to be considered indexed to the Company’s stock and the equity-classification criteria. Accordingly, the Contingent Sponsor Shares are classified as permanent equity.

Common Stock Warrants (Related Party)

Between November 2013 and July 2022, the Company issued warrants to purchase shares of Envoy Common Stock to stockholders in connection with the issuance of the Convertible Notes and the issuance of Envoy Preferred Stock.

In July 2022, the Company issued a warrant to purchase 1,150,000 shares of Envoy Common Stock to one stockholder in connection with the 2012 Convertible Note (see Note 9). Upon issuance, the holder’s exercise of the warrants was conditioned on the Company increasing its authorized shares. As there were insufficient authorized shares available at the time of issuance, the warrant was classified as a liability and measured at fair value as of December 31, 2022. The Company incurred an expense of $0.1 million upon the issuance of the warrant and $0.1 million for the change in the fair value of the warrant liability during the nine months ended September 30, 2023.

On April 17, 2023, the common stock warrants were amended to provide for automatic cashless exercise or cancellation of the warrants immediately prior to the Merger. On September 29, 2023, the warrants were canceled or converted on a net exercise basis into shares of New Envoy Class A Common Stock. Out of the 8,695,000 warrants outstanding prior to the Merger, 70,000 were converted into 2,702 shares of New Envoy Class A Common Stock. Out of the remaining 8,625,000 warrants that were forfeited as part of the Business Combination, 1,150,000 were classified as a liability in the Company’s historical financial statements. The forfeiture of the liability classified warrants was recorded as a gain of $0.2 million in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

There were no outstanding common stock warrants (related party) as of September 30, 2023. The following table summarizes the Company’s outstanding common stock warrants (related party) as of December 30, 2022:

Year of issue	Numbers of Shares Issuable	Exercise Price	Expiration Date	Classification
2013	70,000	$0.25	Nov-2023	Equity
2015	2,300,000	$1.00	Nov-2025	Equity
2017	2,300,000	$1.00	Aug-2027	Equity
2018	805,000	$1.00	Jan-2029	Equity
2019	920,000	$1.00	Dec-2029	Equity
2021	1,150,000	$1.00	Dec-2030	Equity
2022	1,150,000	$1.00	July-2032	Liability
	8,695,000

11.	Series A Preferred Stock

As of September 30, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to the Envoy Bridge Note, the Sponsor Support Agreement and the Subscription Agreement, the Company issued an aggregate of 4,500,000 shares of Series A Preferred Stock (see Note 3) as of September 30, 2023.

Pursuant to the Subscription Agreement and the Envoy Bridge Note, the Sponsor and GAT Funding, LLC each contributed additional $1.0 million capital contribution to subscribe for additional shares of Series A Preferred Stock at a price of $10.00 per share in order to meet the net tangible assets requirement under the Business Combination Agreement (see Note 3). As of September 30, 2023, the Sponsor’s contribution is classified as other receivables on the condensed consolidated balance sheets.

The holders of the Series A Preferred Stock has the following rights and preferences:

Voting rights

The holders of the Series A Preferred Stock are not entitled to vote or receive notice of any meeting of stockholders, except in the case that the Company creates any equity or debt instrument that ranks senior or pari passu to the rights of the Series A Preferred Stock or in the case of any adverse change to the powers, preferences or special rights of the Series A Preferred Stock.

Conversion rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of New Envoy Class A Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of September 30, 2023 and is adjustable for certain dilutive events.

At any time from and after 90 days following the Merger, if the closing price per share of New Envoy Class A Common Stock is greater than $15.00 for any twenty trading days within a period of thirty trading days, the Company may elect, in its discretion, to convert all, but not less than all, of the then outstanding shares of Series A Preferred Stock into shares of New Envoy Class A Common Stock. In this case, each share of Series A Preferred Stock then outstanding shall be converted into the number of shares of New Envoy Class A Common Stock equal to the quotient of i) $10.00 divided by ii) $15.00.

Redemption

The holders of Series A Preferred Stock are not entitled to any redemption rights, other than those under their liquidation rights discussed below. The Company does not have the option to redeem the Series A Preferred Stock.

Dividend Rights

The holders of Series A Preferred Stock are entitled to a cumulative dividend which accrues at the rate of 12% of the original issuance price of $10.00 per annum. The dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared, and will be payable in cash on a quarterly basis. With respect to the first four (4) dividends, the Company shall maintain the funds allocated for such dividends in a separate account. If the Company fails to pay the dividends on the dividend payment date, then an additional dividend on the amount of the unpaid portion shall automatically accrue at 12%.

There were no dividends declared as of September 30, 2023. As the Company is required to maintain the funds allocated for the first four dividend payments in a separate account, $5.4 million of the Company’s cash has been reclassed to restricted cash (see Note 5).

Pursuant to the Sponsor Support Agreement, any dividends arising shall accrue and not require timely payment at any time when the Company has less than $10 million of net tangible assets.

Liquidation preference

In the event of any liquidation, deemed liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holder of the Series A Preferred Stock is entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any security of the Company that ranks junior to the Series A Preferred Stock, including, but not limited to, the New Envoy Class A Common Stock, an amount per share of Series A Preferred Stock equal to the greater of i) $10.00 plus any unpaid cash dividends and ii) the amount the holder would have received, would such holder, immediately prior to such involuntary liquidation, dissolution or winding up of Company, converted such share of Series A Preferred Stock into New Envoy Class A Common Stock.

12.	Stock Options

The Company had a stock incentive plan (the “2003 Stock Option Plan”) that provided for the granting of stock options or other stock incentives to employees, officers, directors and consultants. The 2003 Stock Option Plan was administered by the Board, or a committee designated by the Board, which determined the persons who were to receive awards under the 2003 Stock Option Plan, the number of shares subject to each award and the term and exercise price of each award. The maximum term of options granted under the 2003 Stock Option Plan was ten years. The number of shares of Envoy Common Stock authorized to be issued was 6,400,000 under the 2003 Stock Option Plan.

In March 2013, the Company and its stockholders adopted a new plan (the “2013 Stock Option Plan”) on substantially the same terms and conditions of the 2003 Stock Option Plan. The Company and its stockholders reserved a total of 7,000,000 shares of Envoy Common Stock for issuance under the 2013 Stock Option Plan and reduced the number of shares of Envoy Common Stock available for issuance under the 2003 Stock Option Plan from 6,400,000 to 552,000. As of April 2013, the 2003 Stock Option Plan expired and no further stock options or shares may be granted under that plan.

On April 17, 2023, the Company and the stock option holders agreed that the stock options will be cancelled and terminated for no consideration upon the Merger.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. No stock options were granted during the nine months ended September 30, 2023 and 2022.

Immediately before the Merger and as of December 31, 2022, all stock options outstanding were fully vested and there was no unrecognized stock-based compensation expense related to nonvested awards. Upon the Merger, the stock options were cancelled and terminated for nominal consideration.

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2023:

	Options	Weighted-average Exercise Price per Option	Weighted-average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at December 31, 2022	263,000	$1.25	1.01	$-
Outstanding at September 30, 2022	-	n/a	n/a	n/a
Exercisable and vested at September 30, 2023	-	n/a	n/a	n/a

The aggregate intrinsic value of stock options outstanding as of December 31, 2022 is zero because the fair value of the underlying Envoy Common Stock was less than the exercise price for all options as of each date.

13.	Related Party Transactions

The Company leases its headquarters office space in Minnesota from a stockholder, which is considered a related party (see Note 7). The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was approximately $0.6 million at September 30, 2023 and December 31, 2022. The rent expense was immaterial for the nine months ended September 30, 2023 and 2022.

The Company received several loan financings from stockholders between 2012 to 2023 (see Note 9).

The Company recorded a payable to related party of $4.0 million on the condensed consolidated balance sheets (see Note 5).

14.	Commitment and Contingencies

The Company is party to various litigation matters arising from time to time in the ordinary course of business. In January 2020, the Company’s controlling stockholder and convertible debt holder, along with current and former directors of the Company were named in a lawsuit brought by minority stockholders (the “Spearman Plaintiffs”). This lawsuit alleges our controlling stockholder of “self-dealing” in order to obtain control of the Company. In February 2020, there was a similar lawsuit referring to and citing the first lawsuit brought up by additional minority stockholders alleging our controlling stockholder and directors of similar wrong-doings. The February 2020 lawsuit was withdrawn in 2021. In June 2023, the Company received an additional complaint from additional stockholders affiliated or associated with the Spearman Plaintiffs, raising claims that were substantially the same as the claims raised in the existing litigation.

On August 25, 2023, the Company entered into a binding agreement in principle to settle all claims and counterclaims in the lawsuit. On September 15, 2023, the parties entered into a binding settlement agreement. The settlement agreement includes a transfer of all of the plaintiff’s stockholdings in Envoy to an entity affiliated with the majority stockholder of the Company, which was completed on September 28, 2023. The settlement agreement did not require any payment to be made by the Company.

The Company has business liability insurance to cover litigation costs exceeding $50 thousand. As of September 30, 2023 and December 31, 2022, the Company has not recorded accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

15.	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$1,563	$(1,339)	$(25,027)	$(4,446)
Less: Cumulative undeclared preferred dividends and undistributed earnings allocated to participating securities, basic	(230)	-	-	-
Net income (loss) attributable to common stockholders, basic	$1,360	$(1,339)	$(25,027)	$(4,446)

Net income (loss)	$1,563	$(1,339)	$(25,027)	$(4,446)
Less: Undistributed earnings allocated to participating securities, diluted	(159)	-	-	-
Net income (loss) attributable to common stockholders, diluted	$1,404	$(1,339)	$(25,027)	$(4,446)

Denominator:
Weighted average common stock outstanding, basic	10,214,183	10,123,187	10,153,564	10,123,187
Net income (loss) per share attributable to common stockholders, basic	$0.13	$(0.13)	$(2.46)	$(0.44)
Weighted average common stock outstanding, diluted	11,215,068	10,123,187	10,153,564	10,123,187
Net income (loss) per share attributable to common stockholders, diluted	$0.13	$(0.13)	$(2.46)	$(0.44)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of New Envoy Class A Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to stockholders of New Envoy Class A Common Stock is the same. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2023	2022
Stock options	-	263,000
Series A Preferred Stock (as converted to common stock)	3,913,043	-
Warrants to purchase common stock	14,166,666	-
Contingent Sponsor Shares	1,000,000	-
	19,079,709	263,000

16.	Subsequent Events

The Company has evaluated all events occurring through November 17, 2023, the date on which these unaudited condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure, except for the following:

Stock Options

On October 15, 2023, the Company granted 1,938,409 stock options to certain employees and directors with an exercise price of $2.40 per share, out of which, 720,505 stock options were fully unvested on the grant date. For any employee or director that received stock options that are fully unvested on the grant date, the vesting conditions are that one-fourth (25%) of these stock options shall vest on the first anniversary of the grant date and the remaining portion (75%) of these stock options shall be vested ratably, on a monthly basis, over a 36-month vesting period. For any employee or director that received stock options that are 25%, 50% or 75% vested on the grant date based on service period, the vesting conditions are that the stock options shall vest ratably, on a monthly basis, over a 36-month vesting period.

Litigation

On November 14, 2023, Atlas Merchant Capital SPAC Fund I LP (the “Plaintiff”), a stockholder of the Company, filed a complaint (the “Complaint”) against Daniel Hirsch, Whitney Haring-Smith, the Sponsor and the Company, as successor to ANZU Special Acquisition Corp. I, (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The Complaint alleges a claim for breach of Anzu’s Amended and Restated Certificate of Incorporation (the “Anzu Charter”) against the Company, a claim for breach of fiduciary duty against Mr. Hirsch, Dr. Haring-Smith and the Sponsor and claims for unjust enrichment, fraudulent misrepresentation and tortious interference with economic relations against the Defendants. The Complaint alleges that, among other things, after the Plaintiff submitted a redemption request for its shares of Class A Common Stock in connection with the Company’s special meeting of stockholders held on September 27, 2023, Plaintiff thereafter withdrew its redemption request, then Defendants declined to honor Plaintiff’s request to reinstate its redemption election because the request to reinstate its redemption election occurred after the redemption deadline of September 25, 2023.

The Complaint seeks specific performance to compel the Defendants to honor Atlas’ redemption request, monetary damages, attorneys’ fees and expenses. The Company believes the claims asserted in the Complaint to be without merit and intends to vigorously defend the litigation. At this time the Company does not believe that an unfavorable outcome is probable, and it is not possible to predict the outcome of the proceeding or its impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), as well as the information contained in the Company’s final prospectus and definitive proxy statement, dated and filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2023 (the “Proxy Statement/Prospectus”), which is accessible on the SEC’s website at www.sec.gov. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Anzu Special Acquisition Corp I and (ii) after the Closing Date, to Envoy Medical, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including statements as to future results of operations and financial position, revenue and other metrics, products, business strategy and plans, objectives of management for future operations of the Company, market size and growth, competitive position and technological and market trends, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

●	The Company’s performance following the merger transaction between Envoy Medical Corporation (“Envoy”), Anzu Special Acquisition Corp I (“Anzu”) and Envoy Merger Sub, Inc., a directly, wholly owned subsidiary of Anzu (“Merger Sub”) that was completed on September 29, 2023 (the “Merger” or “Business Combination”);

●	Changes in the market price of shares of our Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) after the Business Combination, which may be affected by factors different from those that affected the price of shares of Anzu Class A common stock, par value $0.0001 per share (“Anzu Class A Common Stock”);

●	Unpredictability in the medical device industry, the regulatory process to approve medical devices, and the clinical development process of the Company’s products;

●	Potential need to make design changes to products to meet desired safety and efficacy endpoints;

●	Changes in federal or state reimbursement policies that would adversely affect sales of the Company’s products;

●

Introduction of other scientific advancements, including gene therapy or pharmaceuticals, that may impact the need for hearing devices such as cochlear implants or fully implanted active middle ear implants;

●	Competition in the medical device industry, and the failure to introduce new products and services in a timely manner or at competitive prices to compete successfully against competitors;

●	Disruptions in relationships with the Company’s suppliers, or disruptions in the Company’s own production capabilities for some of the key components and materials of its products;

●	Changes in the need for capital and the availability of financing and capital to fund these needs;

●	The Company’s ability to realize some or all of the anticipated benefits of the Business Combination;

●	Changes in interest rates or rates of inflation;

●	Legal, regulatory and other proceedings could be costly and time-consuming to defend;

●	Changes in applicable laws or regulations, or the application thereof on the Company;

●	A loss of any of the Company’s key intellectual property rights or failure to adequately protect intellectual property rights;

●	The Company’s ability to maintain the listing of its securities on Nasdaq following the Business Combination;

●	The effects of catastrophic events, including war, terrorism and other international conflicts; and

●	Other risks and uncertainties indicated in the Proxy Statement/Prospectus, including those set forth under the section entitled “Risk Factors.”

Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. Nothing in this Report should be regarded as a representation by any person that the forward-looking statements set forth herein will be achieved or that any of the contemplated results of such forward-looking statements will be achieved. You should not place undue reliance on these forward-looking statements. The Company does not give any assurance that it will achieve its expected results and does not undertake any duty to update these forward-looking statements, except as required by law.

As described above, Envoy entered into a business combination agreement with Anzu Special Acquisition Corp I (“Anzu”) on April 17, 2023 (as amended, the “Business Combination Agreement”).The Business Combination was completed on September 29, 2023, in connection with which Anzu changed its name to Envoy Medical, Inc. (and together with its subsidiaries, “Envoy Medical”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires).

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of September 30, 2023 and December 31 2022, and the three and nine months ended September 2023 and 2022, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021, together with related notes thereto included in the Proxy Statement/Prospectus, which is accessible on the SEC’s website at www.sec.gov.

The following discussion contains forward-looking statements based upon Envoy Medical’s current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section of the Proxy Statement/Prospectus titled “Risk Factors” and/or elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview

We are a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Our technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire.

Founded in 1995, our vision is to create fully implanted hearing devices that leverage the natural ear – not an artificial microphone – to pick up sound. In recent years, we have focused almost exclusively on developing the fully implanted Acclaim® cochlear implant (the “Acclaim”), our lead product candidate.

We believe that the Acclaim is a first-of-its-kind cochlear implant. Our fully implanted technology includes a sensor designed to leverage the natural anatomy of the ear instead of a microphone to capture sound. The Acclaim is designed to address severe to profound sensorineural hearing loss that is not adequately addressed by hearing aids. The Acclaim will only be indicated for adults who have been deemed adequate candidates by a qualified physician. The Acclaim received the Breakthrough Device Designation from the United States Food and Drug Administration (the “FDA”) in 2019.

Our first product, the Esteem®, was created and received FDA approval in 2010. The Esteem is a fully implanted active middle ear hearing device and remains the only FDA approved fully implanted hearing device in the US market. Unfortunately, the Esteem failed to gain commercial traction, primarily due to a lack of reimbursement or insurance coverage from third-party payors.

Despite commercial challenges, approximately 1,000 Esteem devices were implanted. Some devices had been implanted in the early 2000s during clinical trials, providing Envoy Medical with nearly two decades of experience with its implantable sensor technology. Throughout our experience, our sensor technology proved a viable alternative and robust option to external or implanted microphones.

In late 2015, we made the decision to shift our focus from the Esteem to a new product that would leverage our sensor technology and incorporate it into a cochlear implant. As a result, we now have the Acclaim®, a fully implanted cochlear implant. We believe the Acclaim gives us an opportunity to disrupt the existing cochlear implant market. The cochlear implant market is one that already has established market acceptance and reimbursement pathways. In the United States, before we can market a new Class III medical device, which the Acclaim is, we must first receive FDA approval via the premarket application approval process. We currently anticipate obtaining FDA approval in mid-2026, although the FDA approval process is uncertain, and we cannot guarantee that we will receive FDA approval on that timeline, or at all.

We had a net income of approximately $1.6 million and net loss of $25.0 million for the three and nine months ended September 30, 2023, respectively, and had an accumulated deficit of $251.0 million and $226.0 million as of September 30, 2023 and December 31, 2022, respectively. We have funded our operations to date primarily through the issuance of equity securities and convertible debt and in September 2023, we received $11.7 million proceeds from the Business Combination (see Note 1 “Nature of the Business and Presentation” of the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Report). We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

●	continue our research and development efforts for the Acclaim product candidate, including through clinical trials;

●	seek additional regulatory and marketing approvals in jurisdictions outside the United States;

●	establish a sales, marketing and distribution infrastructure to commercialize our product candidate;

●	rely on our third-party suppliers and manufacturers to obtain adequate supply of materials and components for our products;

●	seek to identify, assess, acquire, license, and/or develop other product candidates and subsequent generations of our current product candidate;

●	seek to maintain, protect, and expand our intellectual property portfolio;

●	seek to identify, hire, and retain additional skilled personnel;

●	create additional infrastructure to support our operations as a public company and our product candidate development and planned future commercialization efforts; and

●	experience any delays or encounter issues with respect to any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory challenges that require longer follow-up of existing studies or additional supportive studies in order to pursue marketing approval.

We expect that our financial performance will fluctuate quarterly and yearly due to the development status of our Acclaim implant product and our efforts to obtain regulatory approval and commercialize the Acclaim implant product.

The Acclaim has not yet been approved for sale. We do not expect to generate any product sales unless and until we successfully complete development and obtain regulatory approval for our product candidate. If we obtain regulatory approval for the Acclaim, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.

Macroeconomic Conditions

Our business and financial performance are impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the Middle East conflict, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends and evolving dynamics in the global trade environment have impacted our business and financial performance.

Furthermore, a recession or market correction resulting from macroeconomic factors could materially affect our business and the value of our Class A Common Stock. The occurrence of any such events may lead to reduced disposable income which could adversely affect the number of Esteem implants and replacement components sold as a result of customer and patient reluctance to seek treatment due to financial considerations.

Adverse macroeconomic conditions, other pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

Revision of Prior Period Financial Statements

We revised the unaudited condensed consolidated balance sheets as of June 30, 2023, and the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 as filed in the Proxy Statement/Prospectus. This resulted in a downward adjustment of previously reported convertible notes payable (related party) of $14.6 million, and an upward adjustment of $14.7 million in additional paid-in capital on the unaudited condensed consolidated balance sheets as of June 30, 2023, and an increase in the loss from change in the fair value of convertible note payable (related party) of $91 thousand for the three and six months ended June 30, 2023. Further, we revised the statements of stockholders’ equity (deficit) to treat the convertible notes amendment as an extinguishment of debt with a related party. The impact of the amendment has been recorded as an additional deemed capital contribution from a related party on the revised unaudited condensed consolidated financial statements.

We also revised the unaudited condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 to correct the classification of certain costs pertaining to the development of Acclaim between cost of goods sold and research and development costs.

See Note 1 “Revision of Prior Period Financial Statements of Envoy” of the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Report.

Key Components of Our Results of Operations

Revenue

Currently, we derive substantially all our revenue from the sale of the Esteem implants and replacement components to Esteem implants. We enter arrangements with patients to provide them with the Esteem device, personal programmer devices, sound processor/battery replacements, and/or an optional Care Plan, each of which are outputs of our ordinary activities in exchange for consideration. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, when we are notified the product has been implanted or used by the customer in a surgical procedure. New implantations of the Esteem are not expected to be more than a few per year and may be as low as zero. Although we believe unlikely, Esteem implantations could potentially increase with favorable reimbursement policy and coverage changes. We will continue our efforts to pursue positive reimbursement changes for fully implanted active middle ear implants. There will be continued nominal revenue from replacement of sound processors for patients who need a new battery.

Upon commercialization of our Acclaim implant product, we expect Acclaim revenue to more than replace Esteem revenue. We expect to obtain FDA approval for the Acclaim in 2026.

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of the Esteem implants, including materials, labor costs for personnel involved in the manufacturing process, distribution-related services, indirect overhead costs, and charges for excess and obsolete inventory reserves and inventory write-offs.

We expect cost of goods sold to increase or decrease in absolute dollars primarily as, and to the extent, our revenue grows or declines, respectively.

Operating Expenses

Research and development expenses

Research and development (“R&D”) expenses consist of costs incurred for our research activities, primarily our discovery efforts and the development of the Acclaim implant product. We also incur R&D costs related to continuing to support, and improve upon where possible, our Esteem product. We expense R&D costs as incurred, which include:

●	salaries, employee benefits, and other related costs for our personnel engaged in R&D functions;

●	service fees incurred under agreements with independent consultants, including their fees and related travel expenses engaged in R&D functions;

●	costs of laboratory testing including supplies and acquiring, developing, and manufacturing study materials; and

●	facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities and other operating costs.

Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors, service providers and our clinical sites.

Our R&D expenses are currently tracked on a program-by-program basis. The majority of our R&D costs during the three and nine months ended September 30, 2023 and 2022 were incurred for the development of the Acclaim.

Our products require human clinical trials to obtain regulatory approval for commercial sales. We cannot determine with certainty the size, duration, or completion costs of future clinical trials, or if or when they may be completed. Furthermore, we do not know if the clinical trials will show positive or negative results, or what those results will mean for regulatory approval or commercialization efforts.

The duration, costs and timing of future clinical trials and development of our products will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other R&D activities;

●	Interest in or demand for both investigational site and subject enrollment;

●	future clinical trial results;

●	potential changes in government regulation;

●	potential changes in the reimbursement landscape; and

●	the timing and receipt of any regulatory approvals.

A change in the outcome of any of these variables with respect to the development of our Acclaim implant product could mean a significant change in the costs and timing associated with the development of that implant. If the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

R&D activities are central to our business model. We expect that our R&D expenses will continue to increase for the foreseeable future as we initiate clinical trials for the Acclaim implant product and prepare the product for possible commercialization, should it gain regulatory approval(s). If the Acclaim implant product enters later stages of clinical trials and ongoing development, the product will generally have higher R&D costs than those in earlier stages of research and development, primarily due to simultaneously running clinical trials while also iterating the product for commercialization and preparing for the needs of commercialization. There are numerous factors associated with the successful commercialization of the Acclaim implant product or any products we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

General and administrative expenses

General and administrative expenses consist primarily of salaries, benefits, and other related costs for personnel in our executive, operations, legal, human resources, finance, and administrative functions. Administrative expenses also include professional fees for legal, patent, consulting, accounting, tax and audit services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities, technology, and other operating costs.

We expect our general and administrative expenses to increase in the foreseeable future as we increase our administrative personnel to support our continuing growth, our costs of marketing and selling expenses, our costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with Nasdaq Marketplace Rules, or the Nasdaq Listing Rules and SEC requirements, director and officer insurance costs and investor relations costs associated with being a public company.

Loss from changes in fair value of convertible notes payable (related party)

We elected the fair value option for convertible notes payable (related party), and accordingly, convertible notes payable (related party) are recorded at fair value at each reporting date on the consolidated balance sheets. Gain (loss) from changes in fair value of convertible notes payable consists of changes in the fair value during each reporting period.

Other expense

Our other expense consists of changes in fair value of our warrant liability (related party) and gains and losses on sales of fixed assets.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
(In thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
Net revenues	$80	$57	$23	40%	$221	$217	$4	2%
Costs and operating expenses:
Cost of goods sold	189	106	83	78%	555	347	208	60%
Research and development	1,850	935	915	98%	5,901	3,532	2,369	67%
General and administrative	1,426	812	614	76%	5,401	2,138	3,263	153%
Total costs and operating expenses	3,465	1,853	1,612	87%	11,857	6,017	5,840	97%
Operating loss	(3,385)	(1,796)	(1,589)	88%	(11,636)	(5,800)	(5,836)	101%
Other expense:
(Loss) gain from changes in fair value of convertible notes payable (related party)	4,902	574	4,328	754%	(13,332)	1,473	(14,805)	-1005%
Other expense	46	(117)	163	-139%	(59)	(119)	60	-50%
Total other expense, net	4,948	457	4,491	983%	(13,391)	1,354	(14,745)	-1089%
Net income (loss)	1,563	(1,339)	2,902	-217%	(25,027)	(4,446)	(20,581)	463%

Revenue

Revenue increased $23 thousand for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, due to an increase in replacement component sales.

Revenue increased $4 thousand for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This increase is primarily due to an increase of $23 thousand in the third quarter of 2023, offset by $19 thousand decrease in the first two quarters of 2023 as a result of a decrease in replacement component sales due to supply chain issues with obtaining manufacturing components. This issue was resolved in the second quarter of 2023.

Cost of goods sold

Cost of goods sold increased $83 thousand and approximately $0.2 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The increase is primarily due to an increase in salaries, consulting fees, and scrap costs. The increase in salaries and consulting fees is mainly due to increased headcount in our manufacturing and quality departments in the first three quarters of 2023. The increase in scrap costs was primarily due to higher scrap costs incurred related to Esteem manufacturing testing.

Research and development expenses

The following table summarizes the components of our R&D expenses for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
(In thousands, except percentages)	2023	2022	$	%	2023	2022	$	%
R&D product costs	$1,110	$491	$619	126%	$3,548	$1,901	$1,647	87%
R&D personnel costs	619	389	230	59%	2,003	1,411	592	42%
Other R&D costs	121	55	66	120%	350	220	130	59%
Total research and development costs	$1,850	$935	$915	98%	$5,901	$3,532	$2,369	67%

R&D expenses increased approximately $0.9 million and $2.4 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The increase is primarily due to a $0.6 million and $1.6 million increase in R&D product costs for the three and nine months ended September 30, 2023, as we develop our cochlear product in preparation for our pivotal clinical study for the Acclaim. Also contributing to the increase was an increase of $0.2 million and $0.6 million in personnel and salary costs for the three and nine months ended September 30, 2023, respectively, as we increased headcount across our clinical, regulatory, and cochlear departments.

General and administrative expenses

General and administrative expenses increased $0.6 million and $3.3 million for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The increase is primarily due to a $0.2 million and $2.2 million increase in professional and legal fees for the three and nine months ended September 30, 2023, respectively, related to the finalization of the Business Combination in the third quarter of 2023 and a $0.3 million and $0.4 million increase in personnel-related costs for the three months and nine months ended September 30, 2023, respectively, as we increased headcount in preparation for the future commercialization of our Acclaim implant product.

Loss from changes in fair value of convertible notes payable (related party)

Gain from changes in fair value of convertible notes payable increased $4.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Loss from change in fair value of convertible notes payable increased $14.8 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The fair value of the convertible notes payable was based on a probability-weighted expected return model and included unobservable inputs such as the discount rate and probabilities of certain exit events, including a qualified financing, initial public offering or merger with a SPAC, and estimated recovery in the event of default. The loss recorded on convertible notes payable increased significantly in the first quarter and second quarter of 2023 as the probability of a merger with a special-purpose acquisition company increased and the probability of default decreased. The fair value of the convertible notes payable decreased in the third quarter of 2023, which was mainly caused by the fact that the stock price of the Company upon the Business Combination was lower than what was expected in the second quarter of 2023. See Note 4 “Fair Value Measurement” of the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Report.

Other Expense

Other expense increased by $60 thousand for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in the fair values of warrant liability (related party) in the first quarter of 2023, offset by the exercise and cancellation of the warrants (related party) immediately prior to the Business Combination in the third quarter of 2023.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and continuing operating losses for the foreseeable future as we advance the clinical development of our products. We have funded our operations to date primarily with proceeds from raising funds from issuing equity securities, convertible notes and proceeds from the Business Combination. As of September 30, 2023 and December 31, 2022, we had $7.4 million and $0.2 million of cash, respectively, and zero and $5.0 million in undrawn principal from our convertible notes, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of the Esteem implants and replacement components and issuances of our Class A Common Stock, Series A Preferred Stock, warrants, convertible debt and other financing agreements such as the forward purchase agreement. See Note 1 “Nature of the Business and Basis of Presentation” of the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Report.

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to raise sufficient financing when needed or events or circumstances occur such that we do not meet our strategic plans, we may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These matters raise substantial doubt about our ability to continue as a going concern. To the extent that we raise additional capital through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our Acclaim implant, future revenue streams, research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of the Proxy Statement/Prospectus titled “Risk factors – Risks Related to Envoy’s Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$(5,946)	$(6,426)
Investing activities	(132)	(177)
Financing activities	22,736	6,092
Effect of exchange rate on cash	(1)	(1)
Net increase (decrease) in cash and cash equivalents	$16,657	$(512)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 was primarily used to fund a net loss of approximately $25.0 million, adjusted for non-cash expenses in aggregate amount of approximately $13.2 million and approximately $5.8 million of cash generated from net changes in the levels of operating assets and liabilities, primarily related to an increase in accounts payable, accrued expenses and related party payable, partially offset by increases in accounts receivable, prepaid expenses and other current assets and decreases in product warranty liability and lease liabilities. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of the Proxy Statement/Prospectus titled “Risk Factors.”

Net cash used in operating activities for the nine months ended September 30, 2022 was primarily used to fund a net loss of approximately $4.4 million, adjusted for non-cash gains in aggregate amount of approximately $1.3 million, and approximately $0.7 million of cash outflows from net changes in the level of operating assets and liabilities, primarily related to a decrease in accounts payable and accrued expenses and an increase in inventory.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $0.1 million and consisted of purchases of computer equipment due to increased headcount and purchases of lab equipment.

Net cash used in investing activities for the nine months ended September 30, 2022 was approximately $0.2 million and consisted of purchases of computer equipment due to increased headcount and purchases of lab equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $22.7 million. This increase was primarily driven by the $11.7 million net proceeds from the Business Combination and was also driven by $10.0 million proceeds from the issuance of convertible notes payable to a related party.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $6.1 million and consisted of proceeds of $6.0 million from the issuance of convertible notes payable to a related party.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our borrowings with stockholders, our operating leases for office space, and various litigation matters arising in the ordinary course of business. Immediately prior to the Business Combination, the convertible note payable (related party) was converted and as such, is not included on our condensed consolidated balance sheets as of September 30, 2023. Our obligations for leases are described in Note 7 “Operating Leases”, and for further information on our open litigation matters, see Note 14 “Commitments and Contingencies” of the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Related Party Arrangements

Our related party arrangements consist of leasing our headquarters office space from a stockholder, receiving loan financings from stockholders. We also recorded a payable to a stockholder on our condensed consolidated balance sheets as of September 30, 2023. For further information on the related party arrangements refer to Note 5 “Restricted Cash”, Note 7 “Operating Leases”, Note 9 “Convertible Notes Payable (Related Party)” and Note 13 “Related Party Transactions” of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting the consolidated financial statements presented in this Report and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Fair Value Measurement

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Convertible Notes and Envoy Bridge Note (Related Party)	Warrant Liability (Related Party)	Forward Purchase Agreement Asset	Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2022	$33,845	$127	$-	$-
Issuances	2,048	-	-	-
Change in fair value	9,377	104	-	-
Balance as of March 31, 2023	$45,270	$231	$-	$-
Issuances	1,964	-	-	-
Change in fair value	8,857	-	-	-
Capital contribution	(14,678)	-	-	-
Balance as of June 30, 2023	$41,413	$231	$-	$-
Issuances	1,964	-	$2,386	$1,793
Change in fair value	(4,902)	-	-	-
Conversion	(38,475)	(231)	-	-
Balance as of September 30, 2023	$-	$-	$2,386	$1,793

The fair value of the convertible notes payable (related party) is based on a probability-weighted expected return model (“PWERM”), which represents Level 3 measurements. The valuation utilized unobservable inputs, including estimates of the probability and timing of future commercialization of products not yet approved by the FDA or other regulatory agencies. Other significant assumptions include the discount rate, the fair value of our Class A Common Stock, volatility, probability of the convertible notes being held to maturity, the probabilities of certain exit events, including a qualified financing, initial public offering or merger with a special-purpose acquisition company, and estimated recovery in the event of default.

We classified warrants within Level 3 of the hierarchy as the fair value is derived using the Black-Scholes option pricing model, which uses a combination of observable (Level 2) and unobservable (Level 3) inputs. Key estimates and assumptions impacting the fair value measurement include (i) the expected term of the warrants, (ii) the risk-free interest rate, (iii) the expected dividend yield and (iv) expected volatility of the price of the underlying shares of Class A Common Stock.

The fair values of the forward purchase agreement assets and the forward purchase agreement warrant liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurements. Key estimates and assumptions impacting the fair value measurement include (i) the Company’s stock price, (ii) the initial exercise price, (iii) the remaining term and (iv) the risk-free rate.

Research and Development Expenses

We will incur substantial expenses associated with prototyping, improvements, testing and clinical trials. Accounting for clinical trials relating to activities performed by external vendors requires us to exercise significant estimates regarding the timing and accounting for these expenses. We estimate costs of R&D activities conducted by service providers, which include the conduct of sponsored research and contract manufacturing activities. The diverse nature of services being provided for our clinical trials and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by third parties in connection with clinical trials. We record the estimated costs of R&D activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued expenses or prepaid expenses on the balance sheets and within R&D expense on the consolidated statements of operations. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

We estimate these costs based on factors such as estimates of the work completed and budget provided and in accordance with agreements established with our collaboration partners and third-party service providers. We make significant judgments and estimates in determining the accrued liabilities and prepaid expense balances in each reporting period. As actual costs become known, we adjust our accrued liabilities or prepaid expenses. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

Our expenses related to clinical trials will be based on estimates of patient enrollment and related expenses at clinical investigator sites as well as estimates for the services received and efforts expended pursuant to contracts with multiple research institutions that may be used to conduct and manage clinical trials on our behalf. We will accrue expenses related to clinical trials based on contracted amounts applied to the level of patient enrollment and activity. If timelines or contracts are modified based upon changes in the clinical trial protocol or scope of work to be performed, we will modify our estimates of accrued expenses accordingly on a prospective basis.

Product Warranty

During 2013, we offered a lifetime warranty to clinical trial patients to cover battery and surgery related costs. We estimate the costs that may be incurred under this lifetime warranty and record a liability in the amount of such costs at its present value. The assumptions utilized in developing the liability include an estimated cost per unit of $6 thousand, an average battery life of 5 years, inflationary increases, discount rate, and an average patient life calculated on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries.

Recently Issued/Adopted Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 2 “Summary of Significant Accounting Policies” of our unaudited condensed consolidated financial statements as of September 30, 2023, and December 31, 2022 and the three and nine months ended September 30, 2023 and 2022 included elsewhere in this Report.

Quantitative and Qualitative Disclosures About Market Risk

We are exposed to a variety of market risks, including currency risk, credit and counterparty risk, and inflation risk, as set out below. We manage and monitor these exposures to ensure appropriate measures are implemented in a timely and effective manner. Save as disclosed below, we did not hedge or consider it necessary to hedge any of these risks.

Currency Risk

Foreign currency risk is the risk that the value of a financial instrument fluctuates because of the change in foreign exchange rates. We primarily operate in the United States and Germany with most of the transactions settled in the United States dollar. Our presentation and functional currency is the United States dollar. Certain bank balances, deposits and other payables are denominated in the Euro, which exposes us to foreign currency risk. However, any transactions that may be conducted in foreign currencies are not expected to have a material effect on our results of operations, financial position or cash flows.

Credit and Counterparty Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and accounts receivable, net. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We maintain cash with financial institutions that management believes to be of high credit quality. We have not experienced any losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10% or more of sales for the three and nine months ended September 30, 2023 and 2022.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and selling and marketing and operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or no not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, we, as an emerging growth company, can adopt the new or revised standard at the time the private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of September 30, 2023, management concluded that such controls and procedures were ineffective and that there were control deficiencies that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial results.

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of the period covered by this report.:

●	The Company does not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements.

●	The Company’s management does not implement a formal risk assessment that addresses risks relevant to financial reporting objectives, including fraud risks.

●	The Company has not designed, documented and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation, posting, modification and review of journal entries.

●	The Company has not designed and maintained effective controls over certain information technology general controls for information systems that are relevant to the preparation of its consolidated financial statements, including ineffective controls around user access and segregation of duties.

Considering this, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Additionally, in connection with management’s subsequent re-evaluation of its previously issued financial statements, management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for the valuation of a material liability and that such deficiency also constituted a material weakness.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of September 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described above, management believes that the unaudited condensed consolidated financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

The Company has begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;

●	designing and implementing effective processes and controls over significant accounts and disclosure;

●	designing and implementing security management and change management controls over information technology systems, including adjusting user access levels and implementing external logging on activity and periodic review of such logs; and

●	reviewing candidate accounting advisory firms to assist with the documentation, evaluation, remediation and testing of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

As previously disclosed, in January 2020, Patrick Spearman, a shareholder of Envoy, and certain other Envoy shareholders (collectively, the “Initial Spearman Plaintiffs”) filed a lawsuit in the District Court of Ramsey County, Minnesota (Case No. 62-CV-20-790) against each current and certain former members of the Envoy board of directors, including Glen A. Taylor, as well as GAT Funding, LLC (“GAT”), an entity affiliated with Mr. Taylor, Franz Altpeter, Chuck Brynelsen, David Fabry, Ed Flaherty, Allen Lenzmeier, Brent Lucas, Roger Lucas, Randy Nitzsche and Paul Waldon (collectively, the “Envoy Defendants”). The Initial Spearman Plaintiffs alleged that the terms of financing transactions between GAT and Mr. Taylor on the one hand and Envoy on the other hand were unreasonably favorable to GAT and Mr. Taylor, that Mr. Taylor breached his fiduciary duty as a shareholder, that each defendant breached his fiduciary duty as a director in approving such transactions and engaged in common law fraud in not sufficiently disclosing the transactions, a claim of unjust enrichment against GAT and Mr. Taylor, and claims against the other directors for aiding and abetting and conspiracy in relation to the claims against GAT and Mr. Taylor. The Envoy directors asserted a defamation counterclaim, through which the directors sought damages against certain of the plaintiffs.

In June 2023, Envoy received an additional complaint from additional shareholders affiliated or associated with the Initial Spearman Plaintiffs (the “Additional Spearman Plaintiffs” and, together with the Initial Spearman Plaintiffs, the “Spearman Plaintiffs”) raising claims that were substantially the same as the claims raised in the existing Initial Spearman Plaintiffs’ litigation.

On August 25, 2023, the parties entered into a binding agreement in principle to settle all claims and counterclaims in the lawsuit, which agreement in principle was formalized in a settlement agreement dated September 15, 2023 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, (i) an entity affiliated with Mr. Taylor purchased approximately 39 million shares of Envoy Common Stock held by the Spearman Plaintiffs, constituting all of the shares of Envoy owned by the Spearman Plaintiffs, which purchase was completed on September 28, 2023, (ii) the Spearman Plaintiffs and the Envoy Defendants fully released all claims and counterclaims and dismissed the related litigation, and (iii) the Spearman Plaintiffs agreed to vote in favor of the Business Combination and related matters submitted to a vote of the Envoy shareholders at Envoy’s special meeting of shareholders held September 29, 2023. Envoy was not required to make any cash payment pursuant to the terms of the Settlement Agreement. Both the Spearman Plaintiffs and the Envoy Defendants denied any wrongdoing or liability pursuant to the terms of the Settlement Agreement.

On November 14, 2023, Atlas Merchant Capital SPAC Fund I LP (the “Plaintiff”), a stockholder of the Company, filed a complaint (the “Complaint”) against Daniel Hirsch, Whitney Haring-Smith, the Sponsor and the Company, as successor to ANZU Special Acquisition Corp. I, (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The Complaint alleges a claim for breach of Anzu’s Amended and Restated Certificate of Incorporation (the “Anzu Charter”) against the Company, a claim for breach of fiduciary duty against Mr. Hirsch, Dr. Haring-Smith and the Sponsor and claims for unjust enrichment, fraudulent misrepresentation and tortious interference with economic relations against the Defendants. The Complaint alleges that, among other things, after the Plaintiff submitted a redemption request for its shares of Class A Common Stock in connection with the Company’s special meeting of stockholders held on September 27, 2023, Plaintiff thereafter withdrew its redemption request, then Defendants declined to honor Plaintiff’s request to reinstate its redemption election because the request to reinstate its redemption election occurred after the redemption deadline of September 25, 2023.

The Complaint seeks specific performance to compel the Defendants to honor Atlas’ redemption request, monetary damages, attorneys’ fees and expenses. The Company believes the claims asserted in the Complaint to be without merit and intends to vigorously defend the litigation. At this time the Company does not believe that an unfavorable outcome is probable, and it is not possible to predict the outcome of the proceeding or its impact on the Company.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information called for by this Item. However, for a discussion of the material risks, uncertainties and other factors that could have a material effect on us, please refer to the risk factors disclosed in the section of the Proxy Statement/Prospectus titled “Risk Factors.”

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the fiscal quarter ended September 30, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

In connection with the closing of the Business Combination, the Company adopted its Amended and Restated Bylaws, which, among other things, set forth certain procedures by which its stockholders may recommend nominees to the Company’s board of directors, as described in more detail in the Proxy Statement/Prospectus.

Item 6. Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-271920) filed on May 15, 2023).

2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.1	Amendment to Letter Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, the Sponsor and Anzu’s officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.2	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, Anzu SPAC GP I LLC and certain stockholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.3	Amendment No. 2 to the Subscription Agreement, dated August 23, 2023, by and among Anzu Special Acquisition Corp I and Anzu SPAC GP I LLC (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A, filed on September 12, 2023).

10.4	Amendment No. 1 to Convertible Promissory Note, dated August 23, 2023, by and between Envoy Medical Corporation and GAT Funding, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

10.5	Amendment No. 1 to Sponsor Support and Forfeiture Agreement, dated August 31, 2023 (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

10.6	Form of Envoy Medical, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.7#	Envoy Medical, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.8#	Envoy Medical, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.9	Amendment No. 2 to Forward Purchase Agreement, dated as of September 28, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.10*#	Employment Agreement with David R. Wells.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.
†	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Envoy Medical, Inc.

Date:	November 17, 2023	By:	/s/ Brent T. Lucas
Brent T. Lucas
Chief Executive Officer
(principal executive officer)

Date:	November 17, 2023	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer
(principal financial and accounting officer)