Form 10-Q/A
period 2023-09-30
Envoy Medical, Inc.
filed 2024-01-17
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2023 (the “Amended Report”) filed by Envoy Medical, Inc. (the “Company”) amends and restates certain information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 17, 2023 (the “Original Report”).

As described in the Company’s Current Report on Form 8-K filed with the SEC on December 19, 2023, on December 14, 2023, the audit committee of the board of directors of the Company, after considering the recommendations of management, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements included in the Original Report should no longer be relied upon. The determination relates to the Company’s interpretation of the accounting guidance applicable to the forward purchase agreement, dated April 17, 2023, by and among the Company, Envoy Medical Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (as amended to date, the “Forward Purchase Agreement” or “FPA”).

The Company is filing this Amended Report for the purpose of revising the accounting treatment of the FPA in its unaudited interim condensed consolidated financial statements as of September 30, 2023, to reclassify the prepayment amount, previously recorded as forward purchase agreement assets in the condensed consolidated balance sheet, to the equity section of the condensed consolidated balance sheet with any remaining balance of the prepaid forward contract, including the in-substance written put option, maturity consideration and the share consideration, classified as non-current liabilities in its condensed consolidated balance sheet in its financial statements as of September 30, 2023, included in this Amended Report.

In connection with the determinations described above, management of the Company has concluded that the error identified for restatement is consistent with the existing material weaknesses in the Company’s internal control over financial reporting that existed as of September 30, 2023. See additional discussion included in Part I – Item 4, “Controls and Procedures” of this Amended Report.

Items Amended in this Amended Report

For the convenience of the reader, this Amended Report sets forth the information in the Original Report in its entirety; however, only the following items of the Original Report are revised in this Amended Report, solely as a result of and to reflect the restatement and conditions related to the restatement described above.

Part I, Item 1 Unaudited Condensed Consolidated Financial Statements

Note 1 – Nature of the Business and Basis of Presentation

Note 4 – Fair Value Measurement

Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I, Item 4 Controls and Procedures

Part II, Item 6   Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Report has been amended to include currently dated certifications from the Company’s chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as it relates to the restatement described above with related disclosures, this Amended Report does not reflect events occurring after the date of the Original Report. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Report, and such forward-looking statements should be read in their historical context. As such, this Amended Report speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ENVOY MEDICAL, INC.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements (restated)	1
	Condensed Consolidated Balance Sheets as of September 30, 2023 (restated, unaudited) and December 31, 2022	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2023 (restated) and 2022	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4
	Notes to Unaudited Condensed Consolidated Financial Statements (restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated)	27
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures (restated)	40
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
PART III.	SIGNATURES	46

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(RESTATED, UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2023 (as restated)	December 31, 2022
Assets
Current assets:
Cash	$7,440	$183
Restricted cash – dividends	5,400	-
Restricted cash – other	4,000	-
Accounts receivable, net	109	41
Other receivable	1,000	-
Inventories	1,397	1,295
Prepaid expenses and other current assets	997	129
Total current assets	20,343	1,648
Property and equipment, net	378	331
Operating lease right-of-use assets (related party)	494	577
Total assets	$21,215	$2,556
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$3,381	$1,003
Accrued expenses	4,052	608
Payable to related party	4,000	-
Convertible notes payable, current portion (related party)	-	448
Operating lease liability, current portion (related party)	149	125
Product warranty liability, current portion	228	335
FPA put option liability	34	-
Forward purchase agreement warrant liability	846	-
Total current liabilities	12,690	2,519
Convertible notes payable, net of current portion (related party)	-	33,397
Product warranty liability, net of current portion	2,025	2,143
Operating lease liabilities, net of current portion (related party)	440	565
Warrant liability	1,274	-
Warrant liability (related party)	-	127
Total liabilities	16,429	38,751
Commitments and contingencies (see Note 14)
Stockholders’ equity (deficit):
Series A Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized as of September 30, 2023, and December 31, 2022, respectively; 4,500,000 and zero shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	-	-
Class A Common stock, $0.0001 par value; 400,000,000 shares and 232,000,000 shares authorized as of September 30, 2023, and December 31, 2022, respectively; 19,549,982 and 10,122,581 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	2	1
Additional paid-in capital	255,912	189,904
Accumulated deficit	(251,012)	(225,985)
Accumulated other comprehensive loss	(116)	(115)
Total stockholders’ equity (deficit)	4,786	(36,195)
Total liabilities and stockholders’ equity (deficit)	$21,215	$2,556

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

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(RESTATED, UNAUDITED)

(In thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2021	4,000,000	$19,973	-	$-	139,162,672	$1,392	$163,818	$(210,062)	$(108)	$(44,960)
Retrospective application of Merger	(4,000,000)	(19,973)	-	-	(129,039,485)	(1,391)	21,364	-	-	19,973
Adjusted Balances, beginning of period	-	$-	-	$-	10,123,187	$1	$185,182	$(210,062)	$(108)	$(24,987)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	1,268	-	-	1,268
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	2	2
Net loss	-	-	-	-	-	-	-	(1,871)	-	(1,871)
Balance at March 31, 2022	-	$-	-	$-	10,123,187	$1	$186,450	$(211,933)	$(106)	$(25,588)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	645	-	-	645
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(2)	(2)
Net loss	-	-	-	-	-	-	-	(1,236)	-	(1,236)
Balance at June 30, 2022	-	$-	-	$-	10,123,187	$1	$187,095	$(213,169)	$(108)	$(26,181)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	1,978	-	-	1,978
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(3)	(3)
Net loss	-	-	-	-	-	-	-	(1,339)	-	(1,339)
Balance at September 30, 2022	-	$-	-	$-	10,123,187	$1	$189,073	$(214,508)	$(111)	$(25,545)

	Redeemable Convertible Preferred Stock		Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2022	-	-	-	-	10,122,581	1	189,904	(225,985)	(115)	(36,195)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	1,952	-	-	1,952
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1	1
Net loss	-	-	-	-	-	-	-	(13,253)	-	(13,253)
Balance at March 31, 2023	-	$-	-	$-	10,122,581	$1	$191,856	$(239,238)	$(114)	$(47,495)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	15,714	-	-	15,714
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	(13,337)	-	(13,337)
Balance at June 30, 2023	-	$-	-	$-	10,122,581	$1	$207,570	$(252,575)	$(115)	$(45,119)
Exchange of redeemable convertible preferred share for Class A Common stock in connection with Merger (Note 3)	-	-	-	-		-	-	-	-	-
Conversion of Convertible Notes into Class A Common stock in connection with Merger (Note 3)	-	-	-	-	4,874,707	1	27,493	-	-	27,494
Conversion of Envoy Bridge Note into Series A Preferred stock in connection with Merger (Note 3)			1,000,000	-	-	-	10,982	-	-	10,982
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	1,036	-	-	1,036
Preferred stock subscriptions (Note 3)	-	-	-	-	-	-	2,000	-	-	2,000
Net exercise of warrants (related party) (Note 10)			-		2,702	-	-	-	-	-
Merger, net of redemptions and transaction costs (Note 3)	-	-	2,500,000	-	4,115,874	-	(1,785)	-	-	(1,785)
Meteora forward purchase agreement shares (Note 3) as restated	-	-	-	-	434,118	-	(1,384)	-	-	(1,384)
Issuance of Series A Preferred Stock to PIPE Investors (Note 3)	-	-	1,000,000	-	-	-	10,000	-	-	10,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net income	-	-	-	-	-	-	-	1,563	-	1,563
Balance at September 30, 2023 as restated	-	$-	4,500,000	$-	19,549,982	$2	$255,912	$(251,012)	$(116)	$4,786

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

1. Nature of the Business and Basis of Presentation (restated)

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

Restatement

On December 14, 2023, the audit committee of the board of directors (the “Board”) of the Company, after considering the recommendations of management, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 should no longer be relied upon. The determination relates to the Company’s interpretation of the accounting guidance applicable to the forward purchase agreement, dated April 17, 2023, by and among the Company, Envoy Medical Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (as amended to date, the “Forward Purchase Agreement” or the “FPA”).

The Company reviewed its prior interpretation of the accounting guidance applicable to certain elements of the FPA and determined the prepayment amount of $2.4 million, previously recorded as forward purchase agreement assets in the condensed consolidated balance sheet, should be reclassified to the equity section of the condensed consolidated balance sheet, and the remaining liability balance associated with the FPA, including the the in-substance put option and maturity consideration n, should be reflected as non-current liabilities in the condensed consolidated balance sheet.

In accordance with Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections, the Company also evaluated the materiality of the errors to the Company’s previously filed financial statements for the third quarter of 2023. Considering both quantitative and qualitative factors, the Company determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the period ended September 30, 2023, and restated and reissued these financial statements.

Description of error corrected:

The previously reported Forward purchase agreement assets included a prepayment amount, as described above and in Note 3, Merger, which was incorrectly classified as an asset instead of as an equity transaction. Additionally, the remaining balance of the prepaid forward contract, including the in-substance written put option (“FPA put option liability”) and maturity consideration was incorrectly netted with the prepayment amount and presented as a net asset, instead of being separately presented as a liability. These errors impacted the Forward purchase agreement assets, the FPA put option liability, the Forward purchase agreement warrant liability and Additional paid-in capital in the condensed consolidated balance sheet and condensed consolidated equity statement as of September 30, 2023, as well as the related disclosure within Note 4, Fair Value Measurement.

The effect of the correction of the error noted above on the relevant financial statement line items is as follows:

	As of September 30, 2023
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet
Forward purchase agreement assets	2,386	(2,386)	—
Total current assets	22,729	(2,386)	20,343
Total assets	$23,601	$(2,386)	$21,215
FPA put option liability	—	34	34
Forward purchase agreement warrant liability	1,793	(947)	846
Total current liabilities	13,603	(913)	12,690
Total liabilities	$17,342	$(913)	$16,429
Additional paid-in capital	257,385	(1,473)	255,912
Total stockholders’ equity (deficit)	$6,259	$(1,473)	$4,786
Total liabilities and stockholders’ equity (deficit)	$23,601	$(2,386)	$21,215

	Period Ended September 30, 2023
	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Statement of Stockholders’ Equity (Deficit)
Meteora forward purchase agreement shares	89	(1,473)	(1,384)
Additional Paid-in Capital - balance at September 30, 2023	257,385	(1,473)	255,912
Total stockholders’ deficit - balance at September 30, 2023	$6,259	$(1,473)	$4,786

The change in accounting and related restatement for the FPA did not have any impact on the condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022, the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, or net income (loss) attributable to common stockholders per share calculations for the three and nine month periods ended September 30, 2023 and 2022. As well, there was no impact on the condensed consolidated balance sheet or condensed consolidated equity statement for any prior reporting periods.

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

Fair Value Measurement

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy established in ASC Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

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

The Company accounts for its Forward Purchase Agreement in accordance with ASC 815-40. Accordingly, the Company recognizes the forward purchase agreement asset and the forward purchase agreement warrant liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

4. Fair Value Measurement (restated)

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$-	$-	$846	$846
FPA put option liability			34	34
Warrant liability	1,274	-	-	1,274
	$1,274	$-	$880	$2,154

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable, net of current portion (related party)	$-	$-	$33,397	$33,397
Convertible notes payable, current portion (related party)	-	-	448	448
Warrant liability (related party)	-	-	127	127
	$-	$-	$33,972	$33,972

The fair values of the FPA put option liability and the forward purchase agreement warrant liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurement. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement assets and forward purchase agreement warrant liability:

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

The following table presents the unobservable inputs of the warrant liability (related party):

December 31, 2022
Risk-free interest rate	3.9%
Expected dividend yield	0.0%
Expected term (in years)	9.5
Expected volatility	62.8%

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Convertible Notes and Envoy Bridge Note (Related Party)	Warrant Liability (Related Party)	FPA Put Option Liability	Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2022	$33,845	$127	$-	$-
Issuances	2,048	-	-	-
Change in fair value	9,377	104	-	-
Balance as of March 31, 2023	$45,270	$231	$-	$-
Issuances	1,964	-	-	-
Change in fair value	8,857	-	-	-
Capital contribution	(14,678)	-	-	-
Balance as of June 30, 2023	$41,413	$231	$-	$-
Issuances	1,964	-	$34	$846
Change in fair value	(4,902)	-	-	-
Conversion	(38,475)	(231)	-	-
Balance as of September 30, 2023	$-	$-	$34	$846

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated)

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q/A (this “Report”), as well as the information contained in the Company’s final prospectus and definitive proxy statement, dated and filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2023 (the “Proxy Statement/Prospectus”), which is accessible on the SEC’s website at www.sec.gov. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Anzu Special Acquisition Corp I and (ii) after the Closing Date, to Envoy Medical, Inc.

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

Restatement

On December 14, 2023, the audit committee of the board of the directors of the Company, after considering the recommendations of management, concluded that the Company’s previously issued unaudited interim condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 should no longer be relied upon. The determination relates to the Company’s interpretation of the accounting guidance applicable to the forward purchase agreement, dated April 17, 2023, by and among the Company, Envoy Medical Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC (as amended to date, the “Forward Purchase Agreement” or the “FPA”).

The Company reviewed its prior interpretation of the accounting guidance applicable to certain elements of the FPA and determined the prepayment amount of $2.4 million, previously recorded as part of the forward purchase agreement assets  in the condensed consolidated balance sheet, should be reclassified to the equity section of the condensed consolidated balance sheet, and the remaining liability balance associated with the FPA, including the in-substance written put option and maturity consideration, should be reflected as non-current liabilities in the condensed consolidated balance sheet.

In accordance with ASC 250, Accounting Changes and Error Corrections, the Company also evaluated the materiality of the errors to the Company’s previously filed financial statements for the third quarter of 2023. Considering both quantitative and qualitative factors, the Company determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the period ended September 30, 2023, and restated and reissued these financial statements.

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

Fair Value Measurement (restated)

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Convertible Notes and Envoy Bridge Note (Related Party)	Warrant Liability (Related Party)	FPA Put Option Liability (restated)	Forward Purchase Agreement Warrant Liability (restated)
Balance as of December 31, 2022	$33,845	$127	$-	$-
Issuances	2,048	-	-	-
Change in fair value	9,377	104	-	-
Balance as of March 31, 2023	$45,270	$231	$-	$-
Issuances	1,964	-	-	-
Change in fair value	8,857	-	-	-
Capital contribution	(14,678)	-	-	-
Balance as of June 30, 2023	$41,413	$231	$-	$-
Issuances	1,964	-	$34	$846
Change in fair value	(4,902)	-	-	-
Conversion	(38,475)	(231)	-	-
Balance as of September 30, 2023	$-	$-	$34	$846

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

The fair values of the FPA put option liability and the forward purchase agreement warrant liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurements. Key estimates and assumptions impacting the fair value measurement include (i) the Company’s stock price, (ii) the initial exercise price, (iii) the remaining term and (iv) the risk-free rate.

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

Item 4. Controls and Procedures (restated)

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

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of the period covered by this Report:

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

Considering this, we performed additional procedures and analyses as deemed necessary to ensure that our financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Additionally, in connection with management’s subsequent re-evaluation of its previously issued financial statements, management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for the valuation of a material liability and the forward purchase agreement, and that such deficiency also constituted a material weakness.

Notwithstanding the conclusion by our principal executive officer and principal financial officer that our disclosure controls and procedures as of September 30, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described above, management believes that the unaudited condensed consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

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

●	designing and maintaining effective controls to ensure appropriate accounting for complex technical arrangements, including the Forward Purchase Agreement; and

●	reviewing candidate accounting advisory firms to assist with the documentation, evaluation, remediation and testing of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Item 6. Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-271920) filed on May 15, 2023).

2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.1	Amendment to Letter Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, the Sponsor and Anzu’s officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.2	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, Anzu SPAC GP I LLC and certain stockholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.3	Amendment No. 2 to the Subscription Agreement, dated August 23, 2023, by and among Anzu Special Acquisition Corp I and Anzu SPAC GP I LLC (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-4/A, filed on September 12, 2023).

10.4	Amendment No. 1 to Convertible Promissory Note, dated August 23, 2023, by and between Envoy Medical Corporation and GAT Funding, LLC (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

10.5	Amendment No. 1 to Sponsor Support and Forfeiture Agreement, dated August 31, 2023 (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

10.6	Form of Envoy Medical, Inc. Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.7#	Envoy Medical, Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.8#	Envoy Medical, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.9	Amendment No. 2 to Forward Purchase Agreement, dated as of September 28, 2023 (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

10.10*#	Employment Agreement with David R. Wells (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 17, 2023).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.
†	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Envoy Medical, Inc.

Date:	January 17, 2024	By:	/s/ Brent T. Lucas
Brent T. Lucas
Chief Executive Officer
(principal executive officer)

Date:	January 17, 2024	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer
(principal financial and accounting officer)