Form 10-K
period 2023-12-31
Envoy Medical, Inc.
filed 2024-04-01
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 001-40133

ENVOY MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1369123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4875 White Bear Parkway, White Bear Lake, MN 55110

(Address of principal executive offices)

(877) 900-3277

(Registrant’s telephone number, including area code)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2023, was approximately $44.2 million. This calculation excludes shares of Class A common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose.

There were 19,599,982 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of March 27, 2024.

ENVOY MEDICAL, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2023

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“A&R Registration Rights Agreement” means the Amended and Restated Registration Rights and Lock-Up Agreement, dated as of September 29, 2023, by and among Anzu, the Sponsor, certain shareholders of Legacy Envoy and certain other stockholders of Anzu;

●	“Acclaim CI” means the Acclaim® fully implantable cochlear implant;

●	“Anzu” means Anzu Special Acquisition Corp I, a Delaware corporation, which was renamed “Envoy Medical, Inc.” upon the closing of the Business Combination;

●	“Anzu Class A Common Stock” means Anzu’s Class A common stock, par value $0.0001 per share, prior to the closing of the Business Combination;

●	“Anzu Class B Common Stock” means Anzu’s Class B common stock, par value $0.0001 per share;

●	“Board” means the board of directors of the Company;

●	“Business Combination” means the Merger and the other transactions contemplated by the Business Combination Agreement;

●	“Business Combination Agreement” means the Business Combination Agreement, dated as of April 17, 2023, as amended by Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, and Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu, Merger Sub and Legacy Envoy;

●	“Bylaws” means the amended and restated bylaws of the Company;

●	“Charter” means the second amended and restated certificate of incorporation of the Company;

●	“Class A Common Stock” means the Company’s Class A common stock, par value $0.0001 per share;

●	“Closing” means the closing of the Merger;

●	“DGCL” means the Delaware General Corporation Law, as amended;

●	“Effective Time” means the effective time of the Merger;

●	“Esteem FI-AMEI” means the Esteem® fully implanted active middle ear implant (FI-AMEI);

●	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

●	“Forward Purchase Agreement” means the Forward Purchase Agreement, dated April 17, 2023, as amended by Amendment No. 1 to the Forward Purchase Agreement, dated as of May 25, 2023, and Amendment No. 2 to the Forward Purchase Agreement, dated as of September 28, 2023, by and among Anzu, Legacy Envoy and the Meteora FPA Parties;

●	“GAAP” means accounting principles generally accepted in the United States;

●	“IPO” means Anzu’s initial public offering of units;

●	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended;

●	“Legacy Envoy” means Envoy Medical Corporation, a Minnesota corporation, prior to the closing of the Business Combination;

●	“Legacy Envoy Common Stock” means Legacy Envoy’s common stock, par value $0.01 per share;

●	“Legacy Envoy Preferred Stock” means Legacy Envoy’s preferred stock, par value $0.01 per share;

●	“Merger” means the merger of Merger Sub with and into Legacy Envoy, with Legacy Envoy surviving as a wholly owned subsidiary of Anzu, pursuant to the terms of the Business Combination Agreement;

●	“Merger Sub” means Envoy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Anzu;

●	“Meteora FPA Parties” means Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC;

●	“Nasdaq” means The Nasdaq Capital Market;

●	“Public Warrants” means warrants issued by Anzu as part of the IPO;

●	“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” means the Securities and Exchange Commission;

●	“Securities Act” means the Securities Act of 1933, as amended;

●	“Series A Preferred Stock” means the Company’s Series A convertible preferred stock, par value $0.0001 per share;

●	“Shortfall Warrants” means warrants issued to the Meteora FPA Parties for no additional consideration pursuant to the Forward Purchase Agreement;

●	“Sponsor” means Anzu SPAC GP I LLC, a Delaware limited liability company and an affiliate of certain of Anzu’s officers and directors;

●	“Subscription Agreement” means the subscription agreement, dated as of April 17, 2023, as amended by Amendment No. 1 to the Subscription Agreement, dated as of May 12, 2023, and Amendment No. 2 to the Subscription Agreement, dated as of August 23, 2023, by and between Anzu and the Sponsor; and

●	“Warrants” means the Public Warrants and Shortfall Warrants.

Additionally, references in this Report to the “Company,” the “registrant,” “Envoy Medical,” “we,” “us” and “our” in this Report refer to Envoy Medical, Inc. (formerly known as Anzu Special Acquisition Corp I), and references to our “management” or our “management team” refer to our officers and directors, other than certain historical information which refers to Legacy Envoy prior to the consummation of the Business Combination.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact contained in this Report, including statements as to future results of operations and financial position, revenue and other metrics, products, business strategy and plans, objectives of management for future operations of the Company, market size and growth, competitive position and technological and market trends, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

●	The Company’s performance following the Business Combination;

●	Changes in the market price of shares of our Class A Common Stock after the Business Combination, which may be affected by factors different from those that affected the price of shares of Anzu Class A Common Stock;

●	Unpredictability in the medical device industry, the regulatory process to approve medical devices, and the clinical development process of the Company’s products;

●	Potential need to make design changes to products to meet desired safety and efficacy endpoints;

●	Changes in federal or state reimbursement policies that would adversely affect sales of the Company’s products;

●	Introduction of other scientific advancements, including gene therapy or pharmaceuticals, that may impact the need for hearing devices such as cochlear implants or fully implanted active middle ear implants;

●	Competition in the medical device industry, and the failure to introduce new products and services in a timely manner or at competitive prices to compete successfully against competitors;

●	Disruptions in relationships with the Company’s suppliers, or disruptions in the Company’s own production capabilities for some of the key components and materials of its products;

●	Changes in the need for capital and the availability of financing and capital to fund these needs;

●	The Company’s ability to realize some or all of the anticipated benefits of the Business Combination;

●	Changes in interest rates or rates of inflation;

●	Legal, regulatory and other proceedings could be costly and time-consuming to defend;

●	Changes in applicable laws or regulations, or the application thereof on the Company;

●	A loss of any of the Company’s key intellectual property rights or failure to adequately protect intellectual property rights;

●	The Company’s ability to maintain the listing of its securities on Nasdaq following the Business Combination;

●	The effects of catastrophic events, including war, terrorism and other international conflicts; and

●	Other risks and uncertainties indicated in this Report, including those set forth under the section entitled “Risk Factors.”

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

Summary Risk Factors

Our Company is subject to numerous risks described in Item 1A. Risk Factors and elsewhere in this Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

●	We are an early-stage company with a history of losses. We have not been profitable historically and may not be able to achieve profitability in the future.

●	We have generated limited revenue from product sales and may never be profitable.

●	If the Acclaim CI contains design or manufacturing defects, our business and financial results could be harmed.

●	We expect that we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations.

●	Raising additional capital would cause dilution to our existing stockholders and may adversely affect the rights of existing stockholders.

●	Failure of a key information technology system, process or site could have an adverse effect on our business.

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our stock.

●	Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

●	Clinical failure can occur at any stage of clinical development. Our clinical experience to date does not necessarily predict future results and may not have revealed certain potential limitations of the technology or potential complications from the Acclaim CI and may require further clinical validation. Any product version we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

●	The successful commercialization of the Acclaim CI, if it receives FDA approval, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

v

●	We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected.

●	We expect to derive most of our revenues from sales of the Acclaim CI. Our inability to successfully commercialize this product candidate, or any subsequent decline in demand for this product candidate, could severely harm our ability to generate revenues.

●	If healthcare professionals do not recommend the Acclaim CI to their patients, the Acclaim CI may not achieve market acceptance and we may not become profitable.

●	We will be dependent upon contract manufacturing organizations and material suppliers, making us vulnerable to supply shortages and problems, increased costs and quality or compliance issues, any of which could harm our business.

●	Our business plan relies on certain assumptions about the market for our product; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we estimate, we may not be able to capture market share.

●	We depend on third parties to manage our pre-clinical studies and clinical trials, perform related data collection and analysis, and to enroll patients for our clinical trials, and, as a result, we may face costs and delays that are beyond our control.

●	We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

●	The market price of our Class A Common Stock and Public Warrants has been and may continue to be extremely volatile, which could cause purchasers of our securities to incur substantial losses.

●	While we will pay dividends on shares of Series A Preferred Stock pursuant to the Certificate of Designation, we do not intend to pay dividends on shares of Class A Common Stock for the foreseeable future.

●	We have been and in the future may become a defendant in one or more stockholder derivative, class-action and other litigation, and any such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

PART I

ITEM 1. Business

Overview

We are a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Our technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. We are dedicated to pushing beyond the status quo to provide patients with improved access, usability, independence, and quality of life. We were founded in 1995 to create a fully implanted hearing device that leveraged the natural ear - not an artificial microphone - to pick up sound. The ear itself is an ideal way to capture sound from our environment.

To leverage the natural ear’s benefits, an implanted sensor was created to pick up incoming sound energy from the ossicular chain (i.e., the three tiny hearing bones that connect the eardrum to the cochlea). The sensor absorbs the mechanical energy from ossicular chain and turns it into a signal that can be processed, improved, and increased for a patient’s particular hearing needs.

Our first product, the Esteem Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), was created in 2006 and received FDA approval in 2010. The Esteem FI-AMEI remains the only FDA approved fully implanted active hearing device on the market. The Esteem FI-AMEI failed to gain commercial traction, primarily because the Centers for Medicaid and Medicare Services classified it as a hearing aid and therefore not eligible for coverage. At an average total price (i.e., device and surgery) of over $25,000, very few individuals were willing or able to pay out-of-pocket for the Esteem FI-AMEI. We believe hearing aid classification is improper for the Esteem FI-AMEI and we continue to work towards having the Esteem FI-AMEI properly classified as a Fully Implanted Active Middle Ear Implant.

Despite the commercial challenges of the Esteem FI-AMEI, roughly 1,000 devices were implanted globally. Some devices were implanted in the early 2000s during clinical trials, providing us with nearly two decades of experience with its implantable sensor technology. Throughout our experience, our sensor technology proved a viable alternative and robust option to external or implanted microphones.

In late 2015, we made the decision to shift our focus from the Esteem FI-AMEI to a new product that would leverage the proven sensor technology and incorporate it into a cochlear implant. As a result, we have developed the investigational fully implanted Acclaim CI and the possibility to disrupt a cochlear implant market that we believe to be a large opportunity currently dominated by complacent incumbents.

Business Combination

On the Closing Date, we completed the Business Combination pursuant to the Business Combination Agreement between Anzu and Legacy Envoy. As contemplated by the Business Combination Agreement, on the Closing Date the following occurred: (a) each share of Legacy Envoy Preferred Stock issued and outstanding immediately prior to the Effective Time was converted into shares of Legacy Envoy Common Stock; (b) each share of Merger Sub Common Stock issued and outstanding immediately prior to the Effective Time was converted into and exchanged for one share of Legacy Envoy Common Stock; (c) each outstanding option to purchase shares of Legacy Envoy Common Stock outstanding as of immediately prior to the Effective Time was cancelled in exchange for nominal consideration; (d) each outstanding warrant to purchase shares of Legacy Envoy Common Stock outstanding as of immediately prior to the Effective Time automatically, depending on the applicable exercise price, was cancelled or exercised on a net exercise basis and converted into shares of Legacy Envoy Common Stock in accordance with its terms; (e) each outstanding Legacy Envoy convertible promissory note was automatically converted into shares of Legacy Envoy Common Stock in accordance with its terms; (f) each share of Legacy Envoy Common Stock issued and outstanding immediately prior the Effective Time was cancelled and converted into the right to receive a number of shares of our Class A Common Stock equal to the Exchange Ratio; (g) the Sponsor forfeited 5,510,000 shares of Anzu Class B Common Stock and all 12,500,000 private warrants pursuant to the Sponsor Support Agreement; (h) the Sponsor exchanged 2,500,000 shares of Anzu Class B Common Stock for 2,500,000 shares of our Series A Preferred Stock; (i) an aggregate of 2,615,000 shares of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors automatically converted into our Class A Common Stock; (j) the Sponsor transferred an aggregate of 490,000 shares of our Class A Common Stock to the Legacy Forward Purchasers and the Extension Support Parties pursuant to the Side Letter Agreements and Extension Support Agreements, respectively; and (k) the Company issued an aggregate of 8,512 shares of Class A Common Stock to the Meteora FPA Parties pursuant to the Forward Purchase Agreement.

As of the open of trading on October 2, 2023, the Class A Common Stock and Public Warrants of the Company, formerly those of Anzu, began trading on Nasdaq as “COCH” and “COCHW,” respectively. The disclosure in this section gives effect to the Business Combination and includes the operations of Legacy Envoy prior to the Business Combination.

Our Product

Cochlear Implants - Fully Implanted vs. Partially Implanted

The cochlea converts vibrations from the ossicular chain into nerve signals that are transmitted through the auditory nerve for processing by the brain. Cochlear implants use electronic signals to stimulate the auditory nerve.

Partially implanted cochlear implants have two main components: a large external component that sits on or behind the patient’s ear and a surgically implanted internal component. The external component contains a microphone, sound processer, and batteries. A magnetic coil on the external component lines up with an internal magnetic coil in the internal component. The signal from the external component is transferred to the internal coil where it is delivered to the electrode array, which is implanted in the cochlea, to electrically stimulate the cochlea.

The Acclaim CI is fully implanted and does not have the need for any external component to be worn on the ear. Unlike partially implanted devices, the fully implanted Acclaim CI uses the ear to capture sound via a piezoelectric sensor that is implanted in the middle ear. The sound processor and power source are also implanted.

CAUTION: Investigational Device – Limited by Federal Law to Investigational Use.

Acclaim CI - A Breakthrough Device

The fully implanted Acclaim CI received the Breakthrough Device Designation from the U.S. Food and Drug Administration (FDA) in 2019. However, the process of medical device development is inherently uncertain and there is no guarantee that this designation will accelerate the timeline for approval or make it more likely that the Acclaim CI will be approved.

Moderate to profound hearing loss is currently an irreversible and debilitating human condition. Significant hearing loss is correlated with increased anxiety, depression, social isolation, falls, and other costly health issues. An article published in the journal Acta Otorhinolaryngol Italica in June 2016 suggests that untreated or undertreated moderate to profound hearing loss correlates with earlier loss of cognitive function and poorer cardiovascular health.2 While some solutions for hearing loss already exist (e.g., hearing aids, traditional cochlear implants) these have inherent limitations in being fully or partially external, which limit patients in initial time to adoption, hours of use during the day (inherent compliance restrictions), lifestyle, and quality of life.

We believe that the Acclaim CI will be able to offer hearing benefit over the patient’s baseline condition and may also offer other important advantages over alternative hearing loss treatments, such as:

●	Increased daily usage. We believe that the fully implanted nature of the Acclaim CI will facilitate an increase in daily usage over other types of cochlear implants because the device can be used 24-hours a day.

●	Hearing at night. Unlike other types of available cochlear implants, the Acclaim CI can be used at night. This capability will support audibility of alarms, sirens, telephones, and other people for an added sense of security while they sleep.

●	Hearing in and around water. Patients using the Acclaim CI will not need to worry about removing their device when showering, at the beach, or swimming laps. They will also not need to worry about damaging the device if caught in the rain.

●	Hearing in active situations. A patient using the Acclaim CI will not need to worry about the external processor falling off during exercise or other physical activities. The patient will not need to preemptively remove the device prior to engaging in these types of activities, thus retaining audibility of the surrounding environment.

[2]	Source: Fortunato S, et al.; A Review of New Insights on the Association Between Hearing Loss and Cognitive Decline in Ageing; Acta Otorhinolaryngologica Italica (Jun 2016), finding that increasing evidence has linked age related hearing loss to more rapid progression of cognitive decline and incidental dementia and that many aspects of daily living of elderly people have been associated to hearing abilities, showing that hearing loss affects the quality of life, social relationships, motor skills, psychological aspects and function and morphology in specific brain areas.

●	Lowered battery maintenance. Other cochlear implants require near-daily battery replacement or battery charging. In addition to the logistical hassle of worrying about keeping the batteries charged, this can be challenging for patients who have issues with dexterity or neuropathy, as the batteries and components are small and can be hard to handle. The Acclaim CI is designed with a battery contained within the implanted system components intended to be charged wirelessly through the skin. The Acclaim CI battery is expected to last for several days between charges and will not require the patient to use or handle small components like current cochlear implant systems do.

●	No need for backup or secondary processors. Many patients who have partially implanted cochlear implants with external hardware desire or need a backup processor. The backup processor provides the patient with a sense of security because they know if their primary processor is lost or damaged, they will be left without hearing for a period of time while they wait for a replacement. In addition, lost or damaged components can be expensive to replace, with the cost of replacement often not covered by insurance. The Acclaim CI processor is implanted and therefore not susceptible to damage, discomfort or issues associated with moisture, germs, dirt, or other external causes of loss or physical damage due to having an externally worn processor.

●	No interference with equipment designed for non-hearing impaired. The externally worn components of currently available cochlear implants can make wearing equipment or accessories difficult for existing cochlear implant patients. For example, wearing helmets, hats, headphones, stethoscopes, or other accessories can interfere with the placement of the external components and cause “coil offs” or prevent the patient from using the device altogether.

●	Earlier adoption of cochlear implant technology from reduced stigma. For many potential users of hearing instruments like hearing aids and cochlear implants, the perception of stigma associated with those technologies can prevent or delay the adoption of the technology. We believe that the Acclaim CI, with no externally worn components, may help reduce or perhaps even eliminate such stigma. We believe we can increase penetration rates for adult cochlear implants in the U.S.

●	Potential to significantly reduce overall costs while improving net healthcare outcomes. We believe a fully implanted cochlear implant should reduce cochlear implant costs over time by eliminating costly external components that are frequently replaced at the expense of the patient, the insurer, Medicare, or other third-party payor. There is also reason to believe that increasing compliance and use of cochlear implants, reducing time to adoption for candidates, and increasing safety and security by providing the ability for true all-day hearing may improve the net healthcare outcome for society over time.

The Acclaim CI is implanted by a surgeon through a procedure that we believe will average around two and a half to three hours under general anesthesia. We expect that patients will experience mild to moderate discomfort after the procedure and benefit from several days of rest after surgery. A four-week waiting period is required before the Acclaim CI can be activated to allow the middle ear to heal and fluid from surgery to dissipate. It is expected that the Acclaim CI battery pack will be replaced every 8-12 years via a less invasive surgical procedure that only replaces the Acclaim CI battery pack in the pectoral region (i.e., the whole system does not need to be replaced, just the Acclaim CI battery pack).

All of the competitive advantages referred to above require that the Acclaim CI obtain FDA approval in its current form and substantially on our planned timeline. If FDA approval is materially delayed for any reason, it is possible that competitors will offer products with similar features before we are able to market the Acclaim CI.

Market Overview

Overview of Hearing Loss

According to the National Center for Health Statistics, hearing loss impacts about 15% of the adult population in the United States.3 Among older adults, nearly 25% of people aged 65 to 74 have disabling hearing loss, and 50% of those aged 75 and older have disabling hearing loss, according to the National Institute on Deafness and Other Communications Disorders.4 Organizations such as the Centers for Disease Control and Prevention (CDC) and the World Health Organization (WHO) have recognized significant hearing loss as one of the most common disabilities impacting people around the world.5 The WHO estimates economic impact of untreated or undertreated hearing loss is approximately $750 billion each year.6

In common parlance, the terms “hearing loss,” “hard of hearing,” or “deafness” are often used to describe a variety of types, levels, and causes of hearing loss that are treated differently clinically. The hearing loss market can be classified based on causes and severity of hearing loss.

There are three main types of hearing loss: sensorineural, conductive, and mixed. Sensorineural hearing loss is due to problems of the inner ear and is often caused by damage to “hearing hair cells” in the cochlea. Common causes include normal aging, excessive noise exposure, viral infections, and exposure to drugs that are toxic to the hearing system. According to data published in the Journal of the American Medical Association, sensorineural hearing loss is the most common form of hearing loss, representing approximately 90% of all hearing loss.7

Conductive hearing loss is due to mechanical or structural problems with a part of the hearing system, generally a result of congenital issues with or damage to the ear canal, ear drum, or ossicular chain. Common causes include malformation of a particular part of the hearing system, middle ear infection, perforation of the eardrum, wax buildup, or dislocation of the ossicles. Conductive hearing loss represents approximately 10% of all hearing loss, according to data published in the Journal of the American Medical Association.8 Finally, mixed hearing loss has some combination of both sensorineural and conductive components.

In addition to the three main types of hearing loss, there are generally five levels of hearing loss severity: normal, mild, moderate, severe, and profound. Normal hearing is often defined as 0-20 decibels (dB) of hearing loss and even with a slight loss most people do not notice any impact. Mild hearing loss is often defined as 20-40 dB of hearing loss with some people reporting difficulty hearing soft spoken people. Most people with mild hearing loss do not address their hearing loss.

As hearing loss progresses, the impact on the individual becomes more noticeable. Moderate hearing loss is often defined as 40-70 dB of hearing loss and begins to show up with people reporting the ability to “hear but not understand” speech. More words are missed in conversations, and it is harder to hear in certain environments.

Severe hearing loss is often defined as 70-90 dB of hearing loss. People with severe hearing loss are unable to hear most speech and miss large portions of conversations without assistance. People with severe hearing loss may find that even with hearing aids they are not getting enough benefit to hear and understand most of the words in a conversation.

Profound hearing loss is often defined as 90 dB or more of hearing loss. People with profound hearing loss cannot hear speech or loud sounds such as sirens or horns. Most people who are considered clinically “deaf” would have severe to profound hearing loss.

[3]	Source: National Health Interview Survey; Center For Disease Control And Prevention: National Center For Health Statistics (2022), finding that as of 2022 15.5% of US adults reported some level of difficulty hearing.
[4]	Source: Quick Statistics About Hearing; National Institute Of Health; National Institute On Deafness And Other Communications Disorders (https://www.nidcd.nih.gov/health/statistics/quick-statistics-hearing), summarizing statistics on hearing loss, including that 25% of people aged 65 to 74 have disabling hearing loss, and 50% of those aged 75 and older have disabling hearing loss.
[5]	Source: Preventing Noise-Induced Hearing Loss; Center For Disease Control And Prevention (2022); and Deafness and Hearing Loss, World Health Organization (2023), each providing an overview of the prevalence of hearing loss.
[6]	Source: Global Costs of Unaddressed Hearing Loss and Cost-Effectiveness of Intervention; World Health Organization (2017), providing an overview of the global costs of hearing loss, including components of cost and the monetary values attributable to such elements as costs typically incurred by health-care systems and patients, respectively, and reaching the conclusion that the cost of untreated or undertreated hearing loss is approximately $750 billion each year.
[7]	Source: Yueh B, et al.; Screening and Management of Adult Hearing Loss in Primary Care: Scientific Review; Journal Of The American Medical Association (2003), providing an epidemiology of types of hearing loss and identifying sensorineural hearing loss as the cause of 90% of hearing loss.
[8]	Source: Yueh B, et al.; Screening and Management of Adult Hearing Loss in Primary Care: Scientific Review; Journal Of The American Medical Association (2003), providing an epidemiology of hearing loss, including the allocation of hearing loss between sensorineural hearing loss and other types.

Overview of Hearing Devices

There are several different types of hearing devices to address hearing loss. It is common for hearing loss to progress – continue to get worse – over the course of an individual’s life, so it is possible that a patient may have one or more hearing devices during the course of their lives.

Personal Sound Amplification Devices (PSAPs) are small electronic devices used to make sounds louder but with little sophistication. They are limited in ability and are only suitable for normal to mild hearing loss.

Hearing aids are the most common form of hearing device. These are small sound-amplifying devices that come in a variety of shapes and sizes. They are always external and pick up sound through a microphone and amplify the sound through a speaker in the ear canal. There are over-the-counter hearing aids (no prescription required) designed to treat mild to moderate hearing loss and prescription hearing aids designed to treat more significant hearing loss. Hearing aids can be used for all types of hearing loss and are typically the first device a person with hearing loss will try.

Active middle ear implants are implanted fully or partially in the middle ear (i.e., where the three ossicles or hearing bones are located). They are typically designed to treat moderate to severe sensorineural hearing loss, but some also can address a certain level of mixed hearing loss. Middle ear implants use mechanical energy to directly drive the cochlea with mechanical energy. Middle ear implants are not common due to the lack of reimbursement coverage throughout the world. The Esteem FI-AMEI is the only fully implanted active middle ear device currently with FDA approval and commercially available in the United States.

Cochlear implants are electrical hearing devices. They deliver electrical stimulation to the cochlea via an electrode array. The electrical stimulation is picked up by the hearing nerve and patients are able to perceive sound. Traditionally, all cochlear implants were partially implanted with an external component. We believe the fully implanted Acclaim CI will be the first-of-a-kind cochlear implant with no external component worn on the ear or required for daily hearing and that leverages the ear to pick up sound (i.e., versus a microphone).

Auditory osseointegrated implants (bone conduction implants) are used for conductive or certain types of mixed hearing loss. They are not used for sensorineural hearing loss. They address a patient’s conductive hearing loss by transferring sound information through the patient’s skull via vibration.

Acclaim CI’s Market Opportunity

The Acclaim CI is designed to address severe to profound sensorineural hearing loss that is not adequately addressed by hearing aids. We anticipate that the Acclaim CI will only be indicated for adults who have been deemed adequate candidates by a qualified physician.

We believe there is a significant population of adults in the United States who are cochlear implant candidates but choose not to get the therapy because of the external component required for daily hearing. We believe this is one of the main reasons why industry sources, such as a 2018 paper published in the journal Trends in Hearing, and our own market research estimate 5-8% penetration rate for cochlear implants in the adult population.9

[9]	Sources: Holder JT, et al., Current Profile of Adults Presenting for Preoperative Cochlear Implant Evaluation; Trends In Hearing (2018), providing an analysis of implantation rates of cochlear implants among adults receiving preoperative screening, including a determination that “the market penetration for cochlear implantation was just 7.7% in the adult population of individuals with severe-to-profound sensory hearing loss.” We have also commissioned market research by S2N Health, which analyzed available literature and estimates from other market participants to reach the 5 - 8% penetration rate, based in part on an expansion of candidacy criteria since the publication of the Holder article. As an example of the effect of changing candidacy criteria, Nassiri AM, et al., determined penetration rates to be 12.1% based on the prior more restrictive criteria and 2.1% based on the current, broader criteria. Current Estimates of Cochlear Implant Utilization in the United States, Otol Neurotol (June 2022).

Based on published literature and industry sources (prior to candidacy expansion for cochlear implant candidates), including the American Journal of Public Health, we believe there are approximately 6.6 million Americans age 12 or older with severe to profound hearing loss in at least one ear.10 Incorporating estimates for clinical indications (including limited benefit from hearing aids), we believe there are approximately 2.8 million adults in the United States who could qualify for a cochlear implant. Based on an assumed selling price in the United States for a traditional cochlear implant of $30,000 (a $5,000 premium over the average sale price of current partially-implanted devices), we believe the adult cochlear implant market in the United States alone represents a potential market opportunity of over $80 billion.

Based on the published literature and industry sources previously referenced, we believe there will be roughly 25,000 - 30,000 adults implanted with a cochlear implant in the United States every year by 2026. Based on an assumed selling price of $30,000, that is an annual market opportunity that exceeds $750 million for just the United States adult population.

In addition, many estimates from published literature and industry sources were made prior to changing candidacy within the cochlear implant market. Two major shifts in clinical candidacy have likely increased the market sizes: (a) the Centers for Medicare & Medicaid Services (“CMS”) has expanded coverage from 40% word recognition scores to 60% word recognition scores and (b) there is more acceptance of treating single sided deafness with a cochlear implant.

While these numbers represent the entire adult cochlear implant market in the United States, we believe that if we are able to establish distribution channels and strategic relationships with clinics and healthcare professionals the Acclaim CI will be in a unique position to capture existing market share quickly and to also capture a healthy portion of the unserved market - those who are not pursuing a cochlear implant because of the external components. Moreover, it is reasonable to believe that Acclaim CI will demand a higher average selling price than existing partially implanted cochlear implants.

We also believe there are substantial total market and annual market opportunities outside the United States. Currently, our analysis estimates that approximately 50% of the hearing device market is international. Given the greater number of hearing loss patients outside the United States, we also believe the international market is currently significantly underserved and offers significant opportunity for expansion if we are able to obtain the necessary regulatory approvals and expand our international distribution capabilities. However, we will be unable to expand into international markets if we are unable to obtain these regulatory approvals.

Market Competition

There are currently three major cochlear implant manufacturers - Cochlear Ltd., Advanced Bionics (Sonova), and Med-El. Oticon Medical (Demant) was set to become the fourth global cochlear implant player, but Cochlear Ltd has agreed in principle to purchase the cochlear implant business portion of Oticon Medical from Demant. There are a few other minor regional players, such as Nurotron in China, which appears to be focused on developing countries.

Cochlear Ltd. (ASX: COH) is the leading cochlear implant device manufacturer with approximately 60% of global market share and a market capitalization of approximately $13 billion (US Dollars) as of December 31, 2023.

In comparison to Envoy Medical, the three current primary providers of cochlear implants have a greater penetration into the hearing loss treatment market, which has allowed them to develop relationships with audiologists, otolaryngologists (ENT physicians), hearing loss centers, and the other physicians on whom providers rely for referrals. The current providers also have existing relationships with patients who have used their devices. In addition, current providers also have substantially greater financial and operational resources, which may give them an advantage in capitalizing on new technology and responding to other changes to the marketplace.

[10]	Source: Goman, AM and Frank RL, Prevalence of Hearing Loss by Severity in the United States, AMERICAN JOURNAL OF PUBLIC HEALTH (Oct 2016), estimating that 6.6 million (2.5%) of Americans aged 12 years or older have severe to profound hearing loss in at least one ear, with three quarters of these individuals being older than 60 years. We do not plan to market the Acclaim CI to patients under age 18.

If we are able to obtain regulatory approval of the Acclaim CI, we believe physicians and patients will be receptive to its competitive advantage as a fully implanted cochlear implant. However, based on our lack of history in the market, we will need to make material investments in patient advertising, provider education and training, distribution capabilities, and physician strategic relationships to capitalize on such advantages and gain market share. We will be unable to begin investing in these areas until we obtain FDA approval.

Market Trends

The first documented cochlear implant was completed in 1961. The initial devices were crude single electrode cochlear implants with the intended purpose of giving some basic environmental and situational awareness to adults with profound hearing loss. A few years later, multi-channel devices were introduced. Over time, multi-channel devices evolved more quickly and allowed for more robust processing and mapping strategies. By the 1980s, cochlear implants were an accepted standard of care for adults with profound hearing loss with the multi-channel devices becoming the preferred design by most healthcare professionals.

The next two to three decades focused on the evolution of multi-channel electrodes and creating new sound processing and electrode mapping techniques to focus on speech understanding. As a result, most cochlear implant patients can understand speech quite well with the appropriate follow-up and speech therapy. Candidacy was expanded to include children and people with different levels or types of hearing loss.

Over the last few years, the trends of the cochlear implant industry have mirrored that of the hearing aid industry, with less emphasis on hardware design and more placed on appearance and usability. The physical form and function have not changed significantly, although new sound processing strategies have been implemented to improve patient outcomes. While product reliability has gradually improved, clinical efficacy seems to have plateaued.

To increase market share, manufacturers have focused on making cochlear implants more visibly appealing (e.g., slightly smaller external components, color “kits” for the external components), user friendly (e.g., connectivity), environmentally robust (e.g., water resistance), and more reliable (e.g., fewer recalls).

We believe that the trend over the next decade will be a continuation of the focus on usability, connectivity, lifestyle, and miniaturization. As cochlear implants become more accepted as a therapy for individuals with moderate to profound sensorineural hearing loss, manufacturers will pay attention to ways of making patients interested in their device over a similarly performing competing device.

Another major trend within the industry is a loosening of the clinical candidacy requirements. In addition to people with “better” hearing levels being considered for cochlear implants (e.g., people with moderate hearing in the lower frequencies) there has also been a movement to implant people with “single sided deafness” (“SSD”). Both Med El (in 2019) and Cochlear (in 2021) achieved FDA approval for treatment of those with SSD and asymmetric hearing loss. As a result, more patients are eligible for cochlear implants than ever before.

Finally, industry participants have made material investments to inform more adult candidates about cochlear implants to increase usage. Currently, industry sources, including a 2018 paper published in the journal Trends in Hearing,11 and our own market research estimate that less than 10% of adults who meet the indications for cochlear implant candidacy are implanted, leaving more than 90% of the current adult market as untapped potential for new technologies. However, we will require FDA approval for the Acclaim CI and significant investment in our training and distribution network before we can access such market.

Reimbursement Strategy

Cochlear implants enjoy a fully developed reimbursement pathway. Cochlear implants have been deemed a coverable benefit by CMS and enjoy an existing National Coverage Determination (“NCD”). In the United States, many private and public payors cover at least one cochlear implant per adult. There is existing coding, coverage, and payment for cochlear implants.

[11]	Source: Holder JT, et al., Current Profile of Adults Presenting for Preoperative Cochlear Implant Evaluation; TRENDS IN HEARING (2018).

Unlike the Esteem FI-AMEI, which was classified as a hearing aid by CMS and therefore statutorily excluded from being a coverable benefit under Medicare and Medicaid, the Acclaim CI is expected to be eligible for Medicare and Medicaid coverage as a cochlear implant.

As mentioned above, the Acclaim CI received Breakthrough Device Designation. There are potential reimbursement-related benefits to the designation (i.e., the ability to receive higher reimbursements than are received by incumbent devices); however, the implementation of these benefits has not been finalized by Congress and CMS and there is no guarantee that Breakthrough Device Designation will offer any benefit with respect to reimbursement.

Timeline to Commercialization of Acclaim CI

In the United States, before we can market a new Class III medical device, which the Acclaim CI is, we must first receive FDA approval via the premarket application (“PMA”) approval process. We currently anticipate obtaining FDA approval in 2026, although the process of obtaining FDA approval is uncertain, and we may not obtain approval on that timeline or at all.

A large component of our PMA will be a successful pivotal clinical study of approximately 50 to 60 patients. The pivotal clinical study will have several safety and efficacy endpoints.

Study design, including the clinical protocol, have not been finalized and are pending discussions with the FDA.

In order to start a pivotal clinical study, we will need to obtain an Investigational Device Designation (“IDE”) from the FDA. The submission for an IDE is a large collection of a significant amount of information required by the rule and regulations governing Class III medical devices. We submitted our IDE for approval in Q1 of 2024 with approval anticipated by end of Q2 2024 or beginning of Q3 2024. However, FDA approval of the IDE is not guaranteed and each step of the process may take longer than we have planned.

If FDA approval is delayed, we will be unable to move forward with expansion of our corporate infrastructure, development of distribution capabilities, and implementation of product technical support and provider training, and the costs associated with delayed approval may limit the funds available for investment in these areas. Regulatory delays would also put us further behind our established competitors in the market and may allow additional competitors into the market with products that have competitive advantages over ours.

Moreover, if FDA approval is delayed beyond our current plan or if delay is based on safety or efficacy concerns that require product redesign, we will be required to raise significant additional capital to continue our operations. We may be unable to raise these additional funds on favorable terms or at all, especially if approval is delayed based on device performance or other issues with the Acclaim CI. Because the Acclaim CI is currently our only product candidate that we believe can be commercialized, we would be unable to continue operations if it were determined that we could not obtain FDA approval for the Acclaim CI.

Early Feasibility Study

Part of applying for a pivotal clinical study IDE is informing the FDA of any preclinical or clinical work that has been done.

The Acclaim CI has undergone extensive benchtop and laboratory testing throughout the design and development process. Animal testing was done to demonstrate the reliability of the Acclaim CI’s rechargeable battery and charging safety algorithm.

In the third quarter of 2022, we received an IDE to undergo a small Early Feasibility Study (“EFS”) at Mayo Clinic in Rochester, Minnesota. The principal investigator is Dr. Colin Driscoll, a respected veteran in the global cochlear implant industry. There were three patients enrolled, implanted, and activated in the fourth quarter of 2022.

The purpose of this early feasibility study was to demonstrate that the Acclaim CI is capable of operating as it was designed. In other words, there are no safety or efficacy endpoints. The study is essentially designed to elicit patient and professional feedback regarding their experience using the device and inform any necessary design changes prior to beginning the pivotal clinical study.

We believe that the initial results of the EFS were primarily promising. A few design shortcomings have been identified and will be addressed. The primary concern is a signal to noise issue in which a component of the Acclaim CI is introducing an unintended noise into the signal path, creating an artifact that subjects identify as a gurgling or sizzling background noise. Mitigation and resolution strategies are ongoing. We believe we have identified some of the sources of the unintended noise and strategies to mitigate that noise. We will not know if we have identified all of the sources of the unintended noise until implanted into another patient with an improved device. We believe we may be able to correct the issue without material delay, but there remains the possibility that once one noise source is corrected another will be uncovered and the timelines may be extended in a material way.

The patients use their devices daily, but if the noise issue cannot be resolved in a timely manner, one or more of the patients may stop using the device or elect to remove the implanted device. From the outset of the trial, all EFS subjects have achieved hearing percepts through activation of the implant stimulator and achieve unique pitch percepts on each electrode, typical of all other cochlear implant recipients. The patients use their devices daily.

Two of the three patients choose to wear a hearing aid on top of their Acclaim CI. This combination helps to mitigate the noise and provide patients with a signal to noise ratio that allows them to use and enjoy the performance of the device. It was an unanticipated discovery during the EFS that a hearing aid on top of the Acclaim CI could provide patients with additional improvement. We are intrigued by the possibility of offering a fully implanted cochlear implant that could also allow for the use of a hearing aid or other ear accessory (e.g., ear buds) because the Acclaim CI leverages the ear to pick up sound.

Go-To-Market Strategy

Assuming PMA approval is received, our commercialization strategy will be quality over quantity to facilitate the Acclaim CI gaining a meaningful foothold in the marketplace without unnecessary complications stemming from attempting to grow too quickly.

The surgical professionals believed to be best suited to implant the Acclaim CI are otologists and neurotologists (i.e., sub-specialties of otolaryngologists). This community is relatively small compared to other specialties, with only a few hundred active professionals in the United States. We anticipate carefully selecting roughly 30 sites to be trained and ready to implant upon commercialization. These 30 sites are expected to be spread throughout the country and focus on quality of surgical care and capacity to serve a sufficient number of qualified patients. Following the initial 30 sites, we intend to add an additional 30 sites every year until there are roughly 150 sites actively implanting the Acclaim CI. However, this strategy will require significant investments in the development of our management team, corporate infrastructure, and manufacturing capabilities, as well as expansion of our sales, distribution, and training network. We do not anticipate offering the Acclaim CI at every cochlear implant center in the country.

The other key professional group is audiologists. Each surgical site will have its own audiology team familiar with cochlear implants. The audiology team is critical to the success of a surgical site’s performance. We will invest resources for in-person training, and technical and product support as well as virtual training, and technical and product support for audiologists servicing patients with our products.

Outside of surgical sites, there is a subset of audiologists who traditionally work with patients currently using hearing aids. These audiologists will be instrumental in identifying and referring potential Acclaim CI patients to surgical sites. One of the largest barriers to more cochlear implant candidates becoming cochlear implant recipients is the lack of awareness and understanding by the audiologists of the technology and associated benefits available for their patients. We believe strong relationships can be built with both surgical teams and audiologists to ensure both are able to understand the options and benefits of the technology and differentiate themselves from the marketplace by offering and working with the Acclaim CI. However, we will be unable to train, educate, and develop these relationships until we are able to obtain FDA approval for the Acclaim CI.

Commercial Activities Outside of the United States

We anticipate pursuing the Conformité Européenne mark (“CE Mark”) in the European Union shortly after FDA approval. The CE Mark will allow the Acclaim CI to be sold throughout the European Economic Area. We are currently focusing our resources on FDA approval and will address commercial activities outside of the United States when the FDA approval process is more advanced.

Eventually, we anticipate pursuing other markets based on the potential size of the markets and availability of reimbursement, such as Australia, Brazil, and parts of Asia, although no such approval is guaranteed, and approval may take longer and involve greater cost than we currently anticipate.

Product Evolution and Next Generation Products

The focus of research and development over the next several years will be to improve upon the existing product design of the Acclaim CI to aid the process of obtaining FDA approval. Quality and reliability will be a primary focus of the team in the initial years of market release. We will also focus on the growing need for robust software and user interfaces for both the patient and the professional.

It is possible that we will expand our portfolio to include a variety of cochlear electrode arrays similar to other cochlear implant companies. However, we do not anticipate expanding into as large of an electrode portfolio as some of our competitors as we are not convinced that a large electrode portfolio is efficient or effective.

Esteem FI-AMEI - a potentially viable product with reimbursement

The Esteem FI-AMEI is a unique technology that could serve a niche segment of the hearing market. FDA-approved since 2010, the Esteem FI-AMEI suffered from a lack of reimbursement due to categorization as a hearing aid. We believe that this categorization is inaccurate as, unlike a hearing aid which is essentially an externally worn microphone and speaker simply making sounds louder, the Esteem FI-AMEI is fully implanted and replaces the function of the middle ear. Although efforts to change that categorization have been unsuccessful to date, recently, a new bipartisan Congressional bill, titled the Hearing Device Coverage Clarification Act was introduced in February 2024. The bill seeks to clarify that fully implanted active middle ear hearing devices (FI-AMEIs) are prosthetics and not subject to the current Medicare hearing aid coverage exclusion. If the bill is successful clarifying that fully implanted active middle ear implants (FI-AMEIs) are eligible for coverage and then a change does happen to reimbursement policy for fully implanted active middle ear implants, the Esteem FI-AMEI is an existing FDA approved product ready to capitalize on such a change.

Were the change in reimbursement policy to occur and we were to focus on marketing the Esteem FI-AMEI, it would benefit from upgrades to its power source and chip design. Such upgrades are not currently a priority of the organization as we view pursuing the commercialization of the Acclaim CI as the appropriate focus and best use of resources.

Existing Esteem FI-AMEI patients and professionals who work with those patients will continue to be supported. It is not only important for the market to know we support our patients for life, but it is the right thing to do for the patients.

New implantations of the Esteem FI-AMEI are not expected to be more than a few per year until, and if, the reimbursement policy changes. Absent a change in reimbursement policy, there only will be nominal revenue from replacement of sound processors for existing patients who need a new battery.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of February 29, 2024, we had rights to 30 issued U.S. patents, which are estimated to expire between 2025 and 2042 assuming all required fees are paid, 16 pending U.S. patent applications, 12 issued foreign patents and 28 pending foreign and international patent applications. Our patents cover, among other things, aspects of our current Acclaim CI system and future product concepts. Some of the pending foreign and international patent applications preserve an opportunity to pursue patent rights in multiple countries.

Our pending patent applications may not result in issued patents, and we cannot assure you that any current or subsequently issued patents will protect our intellectual property rights or provide us with any competitive advantage. While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See Item 1A. Risk Factors - Risks Relating to our Intellectual Property for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Material Patents

Our material patents, their jurisdiction, patent number, and expiration date are listed in the tables below:

Jurisdiction	Patent No.	Expiration Date	Title
U.S.	7297101	01/17/2026	Method and apparatus for minimally invasive placement of sensing and driver assemblies to improve hearing loss
U.S.	9782600	05/17/2033	Self-regulating transcutaneous energy transfer
U.S.	7524278	08/15/2025	Hearing aid system and transducer with hermetically sealed housing
U.S.	9497555	01/30/2035	Implantable middle ear transducer having improved frequency response
U.S.	10129660	10/27/2028	Implantable middle ear transducer having improved frequency response
U.S.	9036824	12/30/2033	Transducer impedance measurement for hearing aid
U.S.	9521493	05/03/2032	Transducer impedance measurement for hearing aid
U.S.	9682226	12/06/2033	Electronic lead connection and related devices
U.S.	10549090	10/20/2037	Communication system and methods for fully implantable modular cochlear implant system
U.S.	10646709	04/09/2038	Fully implantable modular cochlear implant system
U.S.	10569079	09/04/2037	Communication system and methods for fully implantable modular cochlear implant system
U.S.	10743812	03/25/2035	Implantable middle ear diagnostic transducer
U.S.	11260220	02/28/2040	Implantable cochlear system with integrated components and lead characterization
U.S.	11266831	06/13/2040	Implantable cochlear system with integrated components and lead characterization
U.S.	9525949	03/16/2034	Implantable middle ear transducer having diagnostic detection sensor
U.S.	11051116	10/11/2032	Implantable middle ear transducer having diagnostic detection sensor
U.S.	11471689	04/14/2041	Cochlear implant stimulation calibration
U.S.	11564046	07/17/2041	Programming of cochlear implant accessories
U.S.	9313590	03/13/2033	Hearing aid amplifier having feed forward bias control based on signal amplitude and frequency for reduced power consumption
U.S.	9635478	03/09/2034	Coulomb counter and battery management for hearing aid
U.S.	11672970	02/21/2040	Implantable cochlear system with integrated components and lead characterization
U.S.	11697019	12/02/2040	Combination hearing aid and cochlear implant system
U.S.	11711658	10/11/2032	Implantable middle ear transducer having diagnostic detection sensor
EP	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
DE	602017036854	08/17/2037	Implantable modular cochlear implant system with communication system and network
DK	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
AT	1381751	08/17/2037	Implantable modular cochlear implant system with communication system and network
EP	3927420	2/21/2040	Implantable cochlear system with integrated components and lead characterization
DE	602020024229	2/21/2040	Implantable cochlear system with integrated components and lead characterization
U.S.	11633591	8/3/2041	Combination implant system with removable earplug sensor and implanted battery
U.S.	11806531	4/11/2041	Implantable cochlear system with inner ear sensor
U.S.	11839765	1/23/2042	Cochlear implant system with integrated signal analysis functionality
U.S.	11865339	6/22/2042	Cochlear implant system with electrode impedance diagnostics

Trademarks

As of December 31, 2023, we had trademark registrations, covering “Acclaim”, “Envoy”, “Envoy Medical”, “EnvoyCEM”, “Esteem”, “Invisible Hearing”, and “MEDCEM.” Our U.S. trademarks have registration dates between 2002 and 2021 and have upcoming renewal dates between 2027 and 2033. All of our trademarks are in current use, and we expect that they will remain in use for the foreseeable future.

We also rely, in part, upon unpatented trade secrets, know-how and continuing technological innovation, and may in the future rely upon licensing opportunities, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information.

Manufacturing and Supply

We currently do all final manufacturing at our facility in White Bear Lake, Minnesota. We rely on a limited number of technicians and have some critical equipment that would be difficult to replace in a timely manner. In order to scale quickly, we will need to expand our manufacturing capacity and add additional shifts.

We rely on third-party suppliers to manufacture some of our critical sub-assemblies. Outsourcing sub-assemblies manufacturing reduces our need for additional capital investment. We select our suppliers carefully and require they adhere to all applicable regulations. We monitor our suppliers and always inspect all components received. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits.

Certain components used in our products are supplied by single-source suppliers, but we believe that we are able to plan supply in a manner that would minimize the effect of losing any of our existing suppliers. Our suppliers manufacture the components they produce for us and test our components and devices to our specifications. We intend to maintain sufficient levels of inventory to enable us to continue our operations while we qualify additional potential suppliers in the event that one or more of our single-source suppliers were to encounter a delay in supply or end supply. Due to our current limited production numbers, we order components and sub-assemblies on a purchase order basis and do not have supply agreements with any of our suppliers.

Government Regulation

Our products and our operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in the European Economic Area (“EEA”) and other countries in which we may sell our products. In the U.S., our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act (“FDCA”) as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, import, export, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

In addition to U.S. regulations, we are subject to a variety of regulations in the EEA governing clinical trials and the commercial sales and distribution of our products. Even if we obtain the required FDA clearance or approval for a product in the United States, we will be required to obtain authorization before commencing clinical studies and to obtain marketing authorization or approval of our products under the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical studies or commercialize our products in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.

FDA Premarket Clearance and Approval Requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification or PMA. Under the FDCA, medical devices are classified into one of three classes, Class I, Class II, or Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the FDA’s Quality System Regulations (“QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another legally marketed device that was cleared through the 510(k) process.

Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA.

Some pre-amendment devices are unclassified but are subject to the FDA’s premarket notification and clearance process in order to be commercially distributed.

The Acclaim CI will be regulated as a Class III device and will require approval of a PMA prior to commercialization.

PMA Approval Pathway

Class III devices require PMA approval before they can be marketed although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA process, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, a full description of the methods, facilities and controls used for manufacturing, and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficiently complete to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and can take up to several years. An advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facility or facilities to ensure compliance with the QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s). The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical study that supported the PMA or requirements to conduct additional clinical studies post-approval. The FDA may condition a PMA approval on some form of post-market surveillance when deemed necessary to protect the public health or to provide additional safety and efficacy data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups for a number of years and to make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and may not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

Clinical Trials

Clinical studies are almost always required to support a PMA and are sometimes required to support a 510(k) submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE regulations, which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical studies. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical study to proceed under a conditional approval. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan or the rights, safety or welfare of human subjects.

In addition, the study must be approved by, and conducted under the oversight of, an Institutional Review Board (“IRB”) for each clinical site. The IRB is responsible for the initial and continuing review of the IDE, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical studies may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical study after obtaining approval for the study by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and complying with labeling and record-keeping requirements.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, study monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping, and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a study begins, we, the FDA or the IRB could suspend or terminate a clinical study at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Expedited Development and Review Programs

Following passage of the 21st Century Cures Act, the FDA implemented the Breakthrough Devices Program, which is a voluntary program offered to manufacturers of certain medical devices and device-led combination products, including the Acclaim CI, that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and health care providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for FDA marketing authorization, although there is no guarantee that this designation will accelerate the timeline for approval or make it more likely that the Acclaim CI will be approved. The program is available to medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that the device meets one of the following criteria: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff, use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device, opportunities for efficient and flexible clinical study design, and prioritized review of premarket submissions. The Acclaim CI received Breakthrough Device designation in March 2019.

Post-market Regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	establishment registration and device listing with the FDA;

●	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;

●	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated, and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information;

●	the federal Physician Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care customers;

●	the federal Anti-Kickback Statute (and similar state laws) prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not have to have actual knowledge of this statute or specific intent to violate it to have committed a violation;

●	the federal False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that claim includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statute;

●	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA devices;

●	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

●	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;

●	complying with the new federal law and regulations requiring Unique Device Identifiers (“UDI”) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (“GUDID”);

●	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and

●	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We may be subject to similar foreign laws that may include applicable post-marketing requirements such as safety surveillance. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, our facilities, records and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products.

The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that we failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions:

●	warning letters, untitled letters, fines, injunctions, consent decrees and civil penalties;

●	recalls, withdrawals, or administrative detention or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;

●	withdrawing 510(k) clearances or PMA approvals that have already been granted;

●	refusal to grant export or import approvals for our products; or

●	criminal prosecution.

Foreign Regulation

In order for us to market our products in countries outside the U.S., we must obtain regulatory approvals or certifications and comply with extensive product and quality system regulations in other countries. These regulations, including the requirements for approvals, clearance or certifications and the time required for regulatory review, vary from country to country. Some countries have regulatory review processes that are substantially longer than U.S. processes. Failure to obtain regulatory approval or certification in a timely manner and meet all of the local requirements including language and specific safety standards in any foreign country in which we plan to market our products could prevent us from marketing products in such countries or subject us to sanctions and fines.

Regulation of Medical Devices in the European Union

The European Union (“EU”) has adopted specific directives and regulations regulating the design, manufacture, clinical investigation, conformity assessment, labeling and adverse event reporting for medical devices.

Until May 25, 2021, medical devices were regulated by Council Directive 93/42/EEC (the “EU Medical Devices Directive”), and Directive 90/385/EEC (“AIMDD”) which have been repealed and replaced by Regulation (EU) No 2017/745 (the “EU Medical Devices Regulation”). Our current certificates have been granted under the EU Medical Devices Directive and the AIMDD whose regime is described below. However, as of May 26, 2021, some of the EU Medical Devices Regulation requirements apply in place of the corresponding requirements of the EU Medical Devices Directive and the AIMDD with regard to registration of economic operators and of devices, post-market surveillance and vigilance requirements. Pursuing marketing of medical devices in the EU will notably require that our devices be certified under the new regime set forth in the EU Medical Devices Regulation when our current certificates expire.

Medical Devices Directive

In the EU, there is currently no premarket government review of medical devices. However, all medical devices placed on the EU market must meet the essential requirements, including the requirement that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performance intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner.

Compliance with the essential requirements is a prerequisite for the CE Mark without which medical devices cannot be marketed or sold in the EU. To demonstrate compliance with the essential requirements, medical device manufacturers must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can self-assess the conformity of its products with the essential requirements (except for any parts which relate to sterility or metrology), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of devices before being placed on the market. A notified body would typically audit and examine a product’s technical dossiers and the manufacturers’ quality system. If satisfied that the relevant product conforms to the relevant essential requirements, the notified body issues a certificate of conformity, which the manufacturer uses as a basis for its own declaration of conformity. The manufacturer may then apply the CE Mark to the device, which allows the device to be placed on the market throughout the EU.

Throughout the term of the certificate of conformity, the manufacturer will be subject to periodic surveillance audits to verify continued compliance with the applicable requirements. In particular, there will be a new audit by the notified body before it will renew the relevant certificate(s).

Medical Devices Regulation

On April 5, 2017, the EU Medical Devices Regulation was adopted with the aim of ensuring better protection of public health and patient safety. The EU Medical Devices Regulation establishes a uniform, transparent, predictable and sustainable regulatory framework across the EU for medical devices and ensures a high level of safety and health while supporting innovation. Unlike the EU Medical Devices Directive and the AIMDD, the EU Medical Devices Regulation is directly applicable in EU member states without the need for member states to implement into national law. This aims at increasing harmonization across the EU.

Devices lawfully placed on the market pursuant to the EU Medical Devices Directive or the AIMDD prior to May 26, 2021 may generally continue to be made available on the market or put into service until May 26, 2025, provided that the requirements of the transitional provisions are fulfilled. In particular, the certificate in question must still be valid. However, even in this case, manufacturers must comply with a number of new or reinforced requirements set forth in the EU Medical Devices Regulation, in particular the obligations described below.

The EU Medical Devices Regulation requires that before placing a device, other than a custom-made device, on the market, manufacturers (as well as other economic operators such as authorized representatives and importers) must register by submitting identification information to the electronic system (Eudamed), unless they have already registered. The information to be submitted by manufacturers (and authorized representatives) also includes the name, address and contact details of the person or persons responsible for regulatory compliance. The new Regulation also requires that before placing a device, other than a custom-made device, on the market, manufacturers must assign a unique identifier to the device and provide it along with other core data to the UDI database. These new requirements aim at ensuring better identification and traceability of the devices. Each device and, as applicable, each package will have a UDI composed of two parts: a device identifier (“UDI-DI”) specific to a device, and a production identifier (“UDI-PI”) to identify the unit producing the device. Manufacturers are also notably responsible for entering the necessary data on Eudamed, which includes the UDI database, and for keeping it up to date. The obligations for registration in Eudamed will become applicable at a later date (as Eudamed is not yet fully functional). Until Eudamed is fully functional, the corresponding provisions of the EU Medical Devices Directive and the AIMDD continue to apply for the purpose of meeting the obligations laid down in the provisions regarding exchange of information, including, and in particular, information regarding registration of devices and economic operators.

All manufacturers placing medical devices into the market in the EU must comply with the EU medical device vigilance system. Under this system, serious incidents and Field Safety Corrective Actions (“FSCAs”) must be reported to the relevant authorities of the EU member states. Manufacturers are required to take FSCAs defined as any corrective action for technical or medical reasons to prevent or reduce a risk of a serious incident associated with the use of a medical device that is made available on the market. An FSCA may include the recall, modification, exchange, destruction or retrofitting of the device.

The aforementioned EU rules are generally applicable in the EEA, which consists of the 27 EU member states plus Norway, Liechtenstein, and Iceland.

Brexit

Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has become the sovereign regulatory authority responsible for Great Britain (i.e. England, Wales and Scotland) medical device market according to the requirements provided in the Medical Devices Regulations 2002 (SI 2002 No 618, as amended) that sought to give effect to EU Medical Devices Directive and AIMDD whereas Northern Ireland continues to be governed by EU rules according to the Northern Ireland Protocol. Following the end of the Brexit transitional period on January 1, 2021, new regulations require medical devices to be registered with the MHRA before being placed on Great Britain market. The MHRA only registers devices where the manufacturer or their United Kingdom (“UK”) Responsible Person has a registered place of business in the UK. Manufacturers based outside the UK need to appoint a UK Responsible Person that has a registered place of business in the UK to register devices with the MHRA.

On June 26, 2022, the MHRA published its response to a 10-week consultation on the post-Brexit regulatory framework for medical devices and diagnostics. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation, primarily the EU Medical Devices Directive and the EU In Vitro Diagnostic Medical Devices Directive 98/79/EC), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform IVD regulation, and foster sustainability through the reuse and remanufacture of medical devices. Regulations implementing the new regime were originally scheduled to come into force in July 2023, but have recently been postponed to July 2025. Devices bearing CE Marks issued by EU notified bodies under the EU Medical Devices Regulation, the EU Medical Devices Directive or AIMDD are now subject to transitional arrangements. In its consultation response, the MHRA indicated that the future UK regulations will allow devices certified under the EU Medical Devices Regulation to be placed on the market in Great Britain under the CE Mark until either the certificate expires or for five years after the new regulations take effect, whichever is sooner. Devices certified under the EU Medical Devices Directive or AIMDD could continue to be placed on the market until either the certificate expires or for three years after the new regulations take effect, whichever is sooner. Following these transitional periods, it is expected that all medical devices will require a UK Conformity Assessed (“UKCA”) mark. Manufacturers may choose to use the UKCA mark on a voluntary basis until July 1, 2025. However, UKCA marking will not be recognized in the EU. The rules for placing medical devices on the market in Northern Ireland, which is part of the UK, differ from those in the rest of the UK. Compliance with this legislation is a prerequisite to be able to affix the UKCA mark to our products, without which they cannot be sold or marketed in Great Britain.

In addition, the Trade Deal between the UK and the EU generally provides for cooperation and exchange of information between the parties in the areas of product safety and compliance, including market surveillance, enforcement activities and measures, standardization-related activities, exchanges of officials, and coordinated product recalls. As such, processes for compliance and reporting should reflect requirements from regulatory authorities.

Similarly, we are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of:

●	design, development, manufacturing, and testing;

●	product standards;

●	product safety;

●	product safety reporting;

●	marketing, sales, and distribution;

●	packaging and storage requirements;

●	labeling requirements;

●	content and language of instructions for use;

●	clinical studies;

●	record keeping procedures;

●	advertising and promotion;

●	recalls and field corrective actions;

●	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;

●	import and export restrictions;

●	tariff regulations, duties, and tax requirements;

●	registration for reimbursement; and

●	necessity of testing performed in country by distributors for licensees.

The time required to obtain clearance or certification required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from FDA requirements.

Federal, State and Foreign Fraud and Abuse and Physician Payment Transparency Laws

In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal, state, and foreign laws restrict our business practices. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind to induce or in return for purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any good, facility, item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value, including stock, stock options, and the compensation derived through ownership interests.

Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The majority of states also have anti-kickback laws which establish similar prohibitions and in some cases may apply more broadly to items or services covered by any third-party payor, including commercial insurers and self-pay patients.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil federal civil False Claims Act. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim.

The Civil Monetary Penalties Law imposes penalties against any person or entity that, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent, or offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier.

The Health Insurance Portability and Accountability Act (“HIPAA”) also created additional federal criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of medical devices is subject to some general principles set forth in EU legislation. According to the EU Medical Devices Regulation, only devices that are CE marked may be marketed and advertised in the EU in accordance with their intended purpose. Directive 2006/114/EC concerning misleading and comparative advertising and Directive 2005/29/EC on unfair commercial practices, while not specific to the advertising of medical devices, also apply to the advertising thereof and contain general rules, for example, requiring that advertisements are evidenced, balanced and not misleading. Specific requirements are defined at a national level. EU member states’ laws related to the advertising and promotion of medical devices, which vary between jurisdictions, may limit or restrict the advertising and promotion of products to the general public and may impose limitations on promotional activities with healthcare professionals. These laws, which vary between jurisdictions (thus making compliance more complex), may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Many EU member states have adopted specific anti-gift statutes that further limit commercial practices for our products, in particular vis-à-vis healthcare professionals and organizations. Additionally, there has been a recent trend of increased regulation of payments and transfers of value provided to healthcare professionals or entities and many EU member states have adopted national “Sunshine Acts” which impose reporting and transparency requirements (often on an annual basis), similar to the requirements in the United States, on medical device manufacturers. Certain countries also mandate implementation of commercial compliance programs. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payor, in addition to items and services reimbursed under Medicaid and other state programs.

Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. In the U.S., the federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or CHIP for payments and other transfers of value provided by them, directly or indirectly, to physicians, as defined by statute, certain other non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Manufacturers must submit reports by the 90th day of each calendar year. Many EU member states have adopted national “Sunshine Acts” which impose similar reporting and transparency requirements (often on an annual basis) on certain drug, biologics and medical device manufacturers. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation, and other remuneration to healthcare professionals and entities.

Violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to device manufacturers may result in significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, disgorgement, monetary fines, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if the entity becomes subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and curtailment of operations.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations, and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including HIPAA, and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. For example, the General Data Protection Regulation (the “GDPR”), imposes strict requirements for processing the personal data of individuals within the EEA. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Healthcare Reform

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The implementation of the Affordable Care Act (“ACA”) in the U.S., for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect into 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the Medicare Access and CHIP Reauthorization Act of 2015 enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments began in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations.

We expect additional state, federal, and foreign healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal, state, and foreign governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Anti-Bribery and Corruption Laws

Our U.S. operations are subject to the Foreign Corrupt Practices Act (“FCPA”). We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials for the purpose of obtaining or retaining business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.

Segment Information

We manage our business within one reportable segment. Segment information is consistent with how management reviews our business, makes investing and resource allocation decisions, and assesses our operating performance.

Facilities

Our principal office is located at 4875 White Bear Lake, Minnesota, where we lease approximately 10,000 square feet of office space. We lease this space under a lease that terminates on December 31, 2027. We believe that our existing facility is sufficient to meet our needs for the foreseeable future.

We also lease 1,100 square feet of office space in Ausbach, Germany pursuant to a lease that automatically renews each year for a successive one year period, unless the we notify the landlord 6 months prior to the annual renewal. This lease renewed automatically on January 1, 2023 and again on January 1, 2024.

Employees and Human Capital

As of December 31, 2023, we had approximately 34 employees. A significant number of our employees have a technical background and hold advanced engineering or scientific degrees. We view our investment in human capital to be crucial to our success, and we are committed to ensuring an inclusive culture in which employees feel they are part of achieving a common goal.

Our work environment is highly collaborative and one that is based on trust and mutual respect. We believe that the relatively small size of our organization allows our employees to feel pride and ownership in their work and a sense of being part of fulfilling our mission more directly than with larger companies in our industry.

None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and all amendments to those reports, filed with or furnished to the SEC, are available free of charge through the investor relations sections of the Company’s website, https://www.envoymedical.com/investors, as soon as reasonably practicable after we have electronically filed such material with, or furnished it to, the SEC. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

The information on our website is not, and shall not be deemed to be, part of this Report or incorporated into any other filings we make with the SEC, except as shall be expressly set forth by specific reference in any such filings.

ITEM 1A. Risk Factors

Risks Relating to Our Business and Operations

We are an early-stage company with a history of losses. We have not been profitable historically and may not be able to achieve profitability in the future.

We are a development-stage medical device company with a limited operating history. In recent years, we have focused almost exclusively on developing our lead product candidate, the Acclaim CI. We have funded our operations to date primarily through the issuance of our equity securities and convertible debt.

We have a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the medical device industry. To date, we have not generated any revenue from the sale of the Acclaim CI. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. We have incurred losses in each year since our inception, including net losses of approximately $29.9 million and $15.9 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, we had an accumulated deficit of approximately $257.2 million and $226.0 million, respectively. Substantially all of our operating losses in such years resulted from costs incurred in connection with the development of the Acclaim CI and from general and administrative costs associated with our operations.

We will incur significant expenses related to clinical trials to obtain approval of the FDA to market the Acclaim CI. If we obtain FDA marketing approval for the Acclaim CI we will likely incur significant sales, marketing, and outsourced manufacturing expenses, as well as continued research and development expenses. Furthermore, now that the Business Combination has been completed, we expect to incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing a medical device, we are unable to predict the extent of any future losses or when we will become profitable, if at all.

We expect to continue to incur significant losses until we receive the necessary regulatory approvals to commercialize the Acclaim CI in the United States, which we may not be successful in achieving. We anticipate that our expenses will increase substantially if and as we:

●	continue the research and development of the Acclaim CI, including through clinical trials;

●	seek additional regulatory and marketing approvals in jurisdictions outside the United States;

●	establish a sales, marketing, and distribution infrastructure to commercialize our product candidate;

●	rely on our third-party suppliers and manufacturers to obtain adequate supply of materials and components for our products;

●	seek to identify, assess, acquire, license, and/or develop other product candidates and subsequent generations of our current product candidate;

●	seek to maintain, protect, and expand our intellectual property portfolio;

●	seek to identify, hire, and retain skilled personnel;

●	create additional infrastructure to support our operations as a public company and our product candidate development and planned future commercialization efforts; and

●	experience any delays or encounter issues with respect to any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory challenges that require longer follow-up of existing studies or additional supportive studies in order to pursue marketing approval.

The amount of any future operating losses will depend, in part, on the rate of our future expenditures and our ability to obtain funding through equity or debt financings, strategic collaborations, or grants. Even if we obtain regulatory approvals to market the Acclaim CI or any future product candidates, our future revenue will depend upon the size of any markets in which our products and product candidates receive approval and our ability to achieve sufficient market acceptance, pricing and reimbursement from third-party payors for our products and product candidates. Further, the operating losses that we incur may fluctuate significantly from quarter-to-quarter and year to year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. Other unanticipated costs may also arise. If we continue to generate operating losses, there will be an adverse effect on our results of operations, financial condition, and the market price of our Class A Common Stock.

We have generated limited revenue from product sales and may never be profitable.

While we have historically obtained revenue from our legacy Esteem FI-AMEI product, such revenue has been limited, and we have not generated any revenue from sales of the Acclaim CI. Our ability to generate revenue and achieve profitability mainly depends on our ability to obtain FDA approval for the Acclaim CI and, if we obtain such approval, to successfully scale up production and market the device. We do not know when, or if, we will generate any such revenue. Our ability to generate future revenue from product sales will depend heavily on our success in many areas, including but not limited to:

●	completing research and development of the Acclaim CI in a timely and successful manner;

●	completing our pivotal clinical study in the United States successfully;

●	obtaining FDA approval for the Acclaim CI;

●	maintaining and enhancing a commercially viable, sustainable, scalable, reproducible and transferable manufacturing process for the Acclaim CI that is compliant with current good manufacturing practices, (“cGMP”);

●	establishing and maintaining supply and, if applicable, manufacturing relationships with third parties that can provide, in both amount and quality, adequate products to support development and the market demand for the Acclaim CI, if and when it is approved;

●	identifying, assessing, acquiring and/or developing new product candidates;

●	launching and commercializing any product candidates for which we obtain regulatory and marketing approval, either directly by establishing a sales force, marketing and distribution infrastructure, and/or with collaborators or distributors in the United States, Europe and other potential markets that we will target;

●	accurately identifying demand for the Acclaim CI and any future product candidates;

●	exposing and educating physicians and other medical professionals with respect to the use of our products;

●	obtaining market acceptance of the Acclaim CI and any future product candidates from the medical community and third-party payors;

●	ensuring our product candidates are approved for reimbursement from governmental agencies, health care providers and insurers in jurisdictions where they have been approved for marketing;

●	addressing any competing technological and market developments that impact the Acclaim CI and any future product candidates or their prospective usage by medical professionals;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter and performing our obligations under such arrangements;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, patent applications, trade secrets and know-how;

●	avoiding and defending against third-party interference or infringement claims; and

●	attracting, hiring and retaining qualified personnel.

We anticipate incurring significant incremental costs associated with commercializing the Acclaim CI. Our expenses could increase beyond expectations if we are required by the FDA, or other domestic or foreign regulatory agencies, to change our product design or manufacturing processes or to perform studies in addition to those that we currently anticipate. Even if we are successful in obtaining regulatory approvals to market the Acclaim CI, our revenue earned from such product candidate will be dependent in part upon the size of the markets in the territories for which we gain regulatory approval for such product candidate, the accepted price for such product candidate, our ability to obtain reimbursement for such product candidate at any price, and the expenses associated with manufacturing and marketing such product candidate for such markets. Therefore, we may not generate significant revenue from the sale of the Acclaim CI, even if we obtain FDA approval. Further, if we are not able to generate significant revenue from the sale of our approved products, we may be forced to curtail or cease our operations, in which case our investors may lose the full amount of their investment in us. Due to the numerous risks and uncertainties involved in product development, it is difficult to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

If the Acclaim CI contains design or manufacturing defects, our business and financial results could be harmed.

To date, we have completed initial patient implants of the Acclaim CI as part of our early feasibility study. As the Acclaim CI has no history of commercial operation, we have a limited frame of reference from which to evaluate its long-term performance. There can be no assurance that we will be able to detect and fix any defects in the Acclaim CI in time to maintain our FDA trial schedule. Once we have commenced with implantation in additional patients, we may discover latent defects in design, manufacture or construction that may cause our systems not to perform as expected or to cause side effects. The Acclaim CI also requires software to operate, which may need to be modified and updated over time.

There can be no assurance that we will be able to detect and fix any defects in the hardware or software of the Acclaim CI on the timescale necessary to maintain our clinical trial schedule, or at all. Further, such defects may not become apparent until our systems are implanted in patients and may cause adverse effects that cause harm to patients and require redesign of the Acclaim CI, which may result in great expense, harm to our reputation, and harm to our results of operations, financial condition, and the trading price of the Class A Common Stock.

We expect that we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations.

The expenses we were obligated to pay in relation to the Business Combination were substantial. As result, we will require substantial additional capital to commercialize the Acclaim CI. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future funding requirements will depend on many factors, including but not limited to:

●	the progress, results and costs of our planned studies and pivotal clinical trials;

●	the cost, timing and outcomes of regulatory review of the Acclaim CI;

●	the scope, progress, results and costs of product development, testing, manufacturing, preclinical development and, if applicable, clinical trials for any other product candidates that we may develop or otherwise obtain in the future;

●	the costs of manufacturing the Acclaim CI, including costs related to engaging third-party manufacturers therefor;

●	the cost of our future activities, including establishing sales, marketing and distribution capabilities for any product or product candidates in any particular geography where we receive marketing approval for such product candidates;

●	the terms and timing of any collaborative, licensing and other arrangements that we may establish;

●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and

●	the level of revenue, if any, received from commercial sales of any product candidates for which we receive marketing approval.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize the Acclaim CI. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of holders of our securities and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the value of our securities to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue our research and development program or the development or commercialization, if any, of the Acclaim CI or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially and adversely affect our business, financial condition, results of operations and value of our securities.

Raising additional capital would cause dilution to our existing stockholders, and may adversely affect the rights of existing stockholders.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations, and strategic and licensing arrangements. To the extent that we raise additional capital through the issuance of equity or otherwise, including through additional preferred stock or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Future sales of our Class A Common Stock or of securities convertible into our Class A Common Stock, or the perception that such sales may occur, could cause immediate dilution and adversely affect the value of our Class A Common Stock.

Failure of a key information technology system, process or site could have an adverse effect on our business.

We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. Our information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. As a result of the COVID-19 pandemic, we and our third-party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Although we have implemented cybersecurity protections to safeguard our data, including our patient and subject data, we can provide no assurances that these protections will prevent all cybersecurity breaches. We primarily use common off-the-shelf software systems, such as Microsoft 365, which receive frequent security updates from the software providers. We also utilize a third-party vendor to maintain our IT system networks, and as a result of limited internal IT resources, we are only able to perform limited due diligence on our third-party IT vendors. We receive periodic security monitoring from our cybersecurity insurance provider.

However, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. Our third-party service providers and partners are also subject to these heightened risks. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business.

We and certain of our service providers are from time to time subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failure, accident or security breach to date, if such an event were to occur, it could lead to unauthorized access, disclosure and use of non-public information, including information from the patient information we create, receive, maintain or transmit, which are governed by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation, which would, in turn, materially and adversely affect our results of operations, financial condition, liquidity, and the value of our securities.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. Factors such as geopolitical events (including the ongoing war in Ukraine and the military conflict in Israel and Gaza), inflationary pressures, impacts from the COVID-19 pandemic, and the U.S. election cycles have contributed to this volatility. Recently, among other effects, volatile economic conditions have caused high levels of inflation, increases in interest rates by central banks with the intent of slowing inflation, and a reduction of available capital following increased interest rates. These global economic conditions could result in a variety of risks to our business, including difficulty in raising funding from capital markets and increased interest rates on loans used to finance our business. Such impacts would materially and adversely affect our financial condition, liquidity and the value of our securities.

Our primary exposures to inflationary pressures to date have been through increases in the market cost of employee compensation, third-party vendor pricing, and component procurement. In particular, since 2022, we have had to increase employee salaries and benefits to aid employee retention and to compete for new employees. If labor costs in our market continue to rise, we expect we will need to continue to increase our compensation levels. We have also seen an increase in pricing from third-party vendors such as advisors, attorneys, and consultants. The per part pricing of components has also increased, and, in many instances, without advanced warning. If we increase production of the Acclaim CI for clinical trials and, if the Acclaim CI obtains FDA approval, eventual commercialization, we will also have greater exposure to rising costs of components if inflation rates remain high. These increases in expenses could materially and adversely affect our financial condition, liquidity and the trading price of our securities.

Recent increases in interest rates may also affect our ability to finance the continued development of the Acclaim CI, the cost of FDA trials, and additional costs of commercializing the Acclaim CI. In recent years, we have financed our operations through convertible loans from a related party, which we believe to have been favorable to us at below market interest rates. However, we expect that loans on such favorable terms will no longer be available to us now that the Business Combination has been consummated, and increased interest rates would make borrowing more expensive and may reduce the availability of equity financing. Our inability to raise additional funds on favorable terms, or at all, would materially and adversely affect our results of operations, financial condition, liquidity, the trading price of our securities, and our growth prospects.

If we are able to proceed to FDA trials for the Acclaim CI and, if the Acclaim CI obtains FDA approval and eventual commercialization, we may be exposed to the risk of supply chain disruptions from events such as the COVID-19 pandemic, the ongoing war in Ukraine and the military conflict in Israel and Gaza, and other global, national, regional, and local events that cannot yet be predicted. Supply constraints resulting from such events may also cause or exacerbate inflation. If such events prevent us from obtaining necessary components for production of Acclaim CI devices, or substantially raise the prices for such components, we may be delayed in the FDA trial process, or we may be unable to produce sufficient Acclaim CI devices to meet demand, which would materially and adversely affect our results of operations and financial condition.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our common stock.

As a privately held company, we were not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a) of the Sarbanes-Oxley Act. As a public company, we are required to provide management’s attestation on internal control over financial reporting. If we are unable to establish or maintain appropriate internal control over financial reporting or implement these additional requirements in a timely manner or with adequate compliance, it could result in material misstatements in our consolidated financial statements, failure to meet our reporting obligations on a timely basis, increases in compliance costs, and subject us to adverse regulatory consequences, all of which may adversely affect investor confidence in us and the value of our Class A Common Stock.

In connection with the preparation and audit of our consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	We do not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements.

●	Our management does not implement a formal risk assessment that addresses risks relevant to financial reporting objectives, including cybersecurity and fraud risks.

●	We have not designed, documented and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation, posting, modification and review of journal entries.

●	We have not designed and maintained effective controls around the interpretation and accounting treatment of the valuation of a material liability and the forward purchase agreement.

●	We have not designed and maintained effective controls over certain information technology general controls for information systems that are relevant to the preparation of our consolidated financial statements, including ineffective controls around user access and segregation of duties.

The material weaknesses related to the insufficient complement of personnel and formal accounting policies, and the lack of procedures and controls resulted in adjustments to several accounts and disclosures. The information technology deficiencies did not result in a material misstatement to the consolidated financial statements; however, the deficiencies, when aggregated, could result in potential misstatements that would not be prevented or detected. Each of these material weaknesses could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;

●	designing and implementing effective processes and controls over significant accounts and disclosure;

●	designing and implementing security management and change management controls over information technology systems, including adjusting user access levels and implementing external logging of activity and periodic review of such logs; and

●	engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in ‘‘Internal Control — Integrated Framework’’ issued by the Committee of Sponsoring Organizations of the Treadway Commission.

While we are designing and implementing measures to remediate our existing material weaknesses, we cannot predict the success of such measures or the outcome of its assessment of these measures at this time. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business, personnel, information technology systems and applications, or other factors. If we fail to remediate our existing material weaknesses or identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to conclude that our internal control over financial reporting is effective, it is possible that a material misstatement of our financial statements would not be prevented or detected on a timely basis, investors may lose confidence in the accuracy and completeness of our financial reports, and the value of our securities could be materially and adversely affected.

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

As described in our accompanying financial statements, our audited financial statements as of December 31, 2023 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products. This may raise substantial doubts about our ability to continue as a going concern.

We are a development-stage company and are subject to all of the risks inherent in the establishment of a new product. We may not receive, or may be delayed in receiving, the necessary approval or clearance for the Acclaim CI.

Furthermore, even if our technology receives the necessary regulatory approvals and becomes commercially viable, our business models may not generate sufficient revenue necessary to support our business. If we are unable to address any issues mentioned above, or encounter other problems, expenses, difficulties, complications, and delays in connection with the establishment and expansion of our business, our entire business may fail, in which case you may lose part of, or your entire investment.

We have a history of net losses and negative cash flow from operations since our inception and we expect such losses and negative cash flows from operations to continue in the foreseeable future. We anticipate our losses will continue to increase from current levels because we expect to incur additional costs related to developing our business, including research and development costs, manufacturing costs, employee-related costs, costs of complying with government regulations, intellectual property development and prosecution costs, marketing and promotion costs, capital expenditures, general and administrative expenses, and costs associated with operating as a public company.

Our ability to generate revenue from our operations and, ultimately, achieve profitability will depend on, among other factors, whether we can complete the development and commercialization of our product candidate, whether we can manufacture the Acclaim CI on a commercial scale in such amounts and at such costs as we anticipate, and whether we can achieve market acceptance of our products, services and business models. We may never generate any revenue or operate on a profitable basis. Even if we achieve profitability, we may not be able to sustain it. If we are unable to achieve sustainable profitability, our financial condition and the price of our securities will be materially and adversely affected.

Clinical failure can occur at any stage of clinical development. Our clinical experience to date does not necessarily predict future results and may not have revealed certain potential limitations of the technology or potential complications from the Acclaim CI and may require further clinical validation. Any product version we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

Clinical failure can occur at any stage of clinical development. We are currently in the process of the early feasibility study for the Acclaim CI, and we submitted our IDE for approval in Q1 of 2024 with approval anticipated by end of Q2 2024 or beginning of Q3 2024. As we have limited clinical experience, our ability to identify potential problems and/or inefficiencies concerning current and future versions of the Acclaim CI in advance of its use in general and expanded groups of patients may be limited, and we cannot assure you that actual clinical performances will be satisfactory to support proposed indications and regulatory approvals and clinical acceptance and adoption, or that its use will not result in unanticipated complications. If the results of our feasibility study are not satisfactory, our U.S. pivotal study could be delayed or may not occur. Furthermore, there can be no assurance that the implementation of our plan will be successful. In addition, the results of our clinical trials are subject to human analyses and interpretation of the data accumulated, which could be affected by various errors due to, among other factors, lack of sufficient clinical experience with the Acclaim CI, assumptions used in the statistical analysis of results, interpretation errors in the analysis of the clinical trials results, or uncertainty in the actual efficacy of the Acclaim CI in its current clinical stage. Therefore, the safety and efficacy of the Acclaim CI and the clinical results to date will require further independent professional validation and clinical study. If the Acclaim CI does not function as expected over time, we may not be able to develop the Acclaim CI at the rate or to the stage we desire, we could be subject to liability claims, our reputation may be harmed, the Acclaim CI may not achieve regulatory clearances, and the Acclaim CI may not be widely adopted by healthcare providers and patients. If the Acclaim CI is not widely adopted, our business, financial condition, and results of operations will be materially and adversely affected.

The successful commercialization of the Acclaim CI, if it receives FDA approval, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

The availability of coverage and the adequacy of reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors will be essential for most patients to be able to afford the Acclaim CI. Our ability to achieve coverage and acceptable levels of reimbursement for our products by third-party payors will affect our ability to successfully commercialize the Acclaim CI. Even if we obtain coverage for the Acclaim CI by a third-party payor, the resulting reimbursement payment rates may not be adequate. We can provide no assurance that coverage and reimbursement in the United States, the European Union, or elsewhere will be available for any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new products will be covered. Some third-party payors may require pre-approval of coverage for new or innovative devices before they will reimburse healthcare providers who use such therapies. Although we are confident that the Acclaim CI will be eligible for reimbursement, we cannot guarantee what third-party payors will decide with respect to the coverage and reimbursement for the Acclaim CI, if approved.

Obtaining and maintaining reimbursement status is time consuming, costly and uncertain. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and medical devices. However, no uniform policy for coverage and reimbursement for such products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases at short notice, and we believe that changes in these rules and regulations are likely.

Outside the United States, our international operations will generally be subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries has and will continue to put pressure on the pricing and usage of our products. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates, if approved. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our products. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

If we are unable to obtain reimbursement coverage or adequate reimbursement levels, our results of operations, financial condition, the value of our securities, and our future prospects will be materially and adversely affected.

We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected.

The Acclaim CI will be subject to intense competition. The industry in which we operate is competitive, subject to change and sensitive to the introduction of new products, procedures or other market activities of industry participants. We will compete with large, diversified medical device companies, including Sonova, Demant, Cochlear, and others. We also compete with smaller companies similar to us.

At any time, these competitors and other potential market entrants may develop new products, procedures or treatment alternatives that could render our products obsolete or uncompetitive. In addition, one or more of such competitors may gain a market advantage by developing and patenting competitive products, procedures or treatment alternatives earlier than we can, obtaining regulatory clearances or approvals more rapidly than we can or selling competitive products at prices lower than ours. If medical research were to lead to the discovery of alternative therapies or technologies that better treat or cure hearing loss, our profitability could suffer through a reduction in sales or a loss in market share to a competitor. Many of our current and potential competitors have substantially greater sales and financial resources than we do. These competitors may also have more established distribution networks, a broader offering of products, entrenched relationships with physicians and distributors or greater experience in launching, marketing, distributing and selling products or treatment alternatives.

We also compete with our competitors to engage the services of independent sales agents, both those presently working with us and those with whom we hope to work as we expand. In addition, we compete with our competitors to acquire technologies and technology licenses complementary to our products or procedures or advantageous to our business. If we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations will be adversely affected, and we may not be able to grow at our expected rate, if at all.

We expect to derive most of our revenues from sales of the Acclaim CI. Our inability to successfully commercialize this product candidate or any subsequent decline in demand for this product candidate, could severely harm our ability to generate revenues.

We are currently dependent on the successful commercialization of the Acclaim CI to generate revenues. As a result, factors adversely affecting our ability to successfully commercialize, or the pricing of or demand for, this product could have a material adverse effect on our financial condition and results of operations. If we are unable to successfully commercialize or create market demand for the Acclaim CI, we will have limited ability to generate revenues.

Furthermore, we may be vulnerable to fluctuations in demand for the Acclaim CI, and a reduction in demand for the Acclaim CI would have a material adverse effect on our results of operations and financial condition. Such fluctuations in demand may be due to many factors, many of which are beyond our control, including, among others:

●	market acceptance of a new product, including healthcare professionals’ and patients’ preferences;

●	market acceptance of the clinical safety and performance of the Acclaim CI;

●	development of similarly cost-effective products by our competitors;

●	development delays of the Acclaim CI;

●	adverse medical side effects suffered by patients using the Acclaim CI, whether actually resulting from the use of the Acclaim CI or not;

●	changes in regulatory policies toward hearing loss technologies;

●	changes in regulatory approval, clearance requirements and licensure for our product;

●	third-party claims of intellectual property infringement;

●	budget constraints and the availability of reimbursement or insurance coverage from third-party payors for the Acclaim CI;

●	any developments affecting the long-term implantation and use of the Acclaim CI; and

●	responses from certain of our competitors to the offering of the Acclaim CI.

If healthcare professionals do not recommend our product to their patients, the Acclaim CI may not achieve market acceptance and we may not become profitable.

If healthcare professionals, including physicians, do not recommend or prescribe our product to their patients, the Acclaim CI may not achieve market acceptance and we may not become profitable. In addition, physicians have historically been slow to change their medical diagnostic and treatment practices because of perceived liability risks arising from the use of new products. Delayed adoption of the Acclaim CI by healthcare professionals could lead to a delayed adoption by patients. Healthcare professionals may not recommend the Acclaim CI until certain conditions have been satisfied, including, among others:

●	there is sufficient long-term clinical and health-economic evidence to convince them to alter their existing hearing loss treatments and recommendations;

●	there are recommendations from prominent physicians, educators and/or associations indicating that the Acclaim CI is safe and effective;

●	we obtain favorable data from clinical and health-economic studies for the Acclaim CI;

●	reimbursement or insurance coverage from government and private third-party payors is available;

●	healthcare professionals obtain required approvals and licensures for the handling, storage, dispensing and disposal of the Acclaim CI; and

●	healthcare professionals become familiar with the advantages of the Acclaim CI in comparison to other hearing loss solutions.

We cannot predict when, if ever, healthcare professionals and patients will adopt the use of the Acclaim CI on a large scale. Even if favorable data is obtained from clinical studies for the regulatory approval of the Acclaim CI, there can be no assurance that prominent physicians would endorse it for use by their patients. If the Acclaim CI does not achieve an adequate level of acceptance by patients, healthcare professionals, and government and private third-party payors, we may not generate significant product revenues, we may not become profitable, in which case our results of operations, cash flows and the value of our securities will be materially and adversely affected.

We will be dependent upon contract manufacturing organizations and material suppliers, making us vulnerable to supply shortages and problems, increased costs and quality or compliance issues, any of which could harm our business.

Our production of Acclaim CI devices is currently limited to production of prototype devices and devices for our early feasibility study. As a result, our purchases of supplies and components are limited to date.

However, we expect that we will need to significantly increase our production rates to meet the supply of Acclaim CI devices needed for our clinical trials and, if the Acclaim CI obtains FDA approval, for eventual commercialization, which we are targeting to obtain in 2026. We also expect that some of the critical materials and components used in manufacturing the Acclaim CI may be sourced from single suppliers, which may expose us to greater risks as we increase production of Acclaim CI devices than if our supplier base were more diversified. For example, our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our increased requirements. An interruption in the supply of a key component could significantly delay our production of the Acclaim CI or increase our production costs.

When we increase production, our reliance on these third-party suppliers will also subject us to other risks that could harm our business, including:

●	we are not, and will not in the near future be, a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than us;

●	we may not be able to obtain an adequate supply of components in a timely manner, on commercially reasonable terms or at all;

●	our suppliers, especially new suppliers, may make errors in manufacturing that could adversely affect the efficacy or safety of our products or cause delays in shipment;

●	we may have difficulty locating and qualifying additional or alternative suppliers;

●	switching components or suppliers may require product redesign and possibly resubmission to the FDA or other similar foreign regulatory agencies, which could impede or delay our commercial activities;

●	one or more of our suppliers may be unwilling or unable to supply components for our products in a timely manner, on commercially reasonable terms or at all;

●	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner or at all; and

●	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

We may not be able to quickly establish additional or alternative suppliers if necessary, in part because we may need to undertake additional activities to establish such suppliers as required by the regulatory approval process. Any interruption or delay in obtaining products from our third-party suppliers, or our inability to obtain products from qualified alternate sources at acceptable prices in a timely manner, could materially impair our ability to meet the demand of our customers and cause them to switch to competing products. Given our reliance on a limited number of suppliers, we may be susceptible to supply shortages while looking for alternate suppliers, which could materially and adversely affect our business, financial condition, results of operations and the trading price of our securities.

Our business plan relies on certain assumptions about the market for our product; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we have estimated, we may not be able to capture market share.

Our estimates of the addressable market for the Acclaim CI are based on a number of internal and third-party estimates and assumptions. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and our estimates may not be correct. As a result, the projected demand for our products could materially differ from actual demand if our assumptions regarding these trends and acceptance of our products by the medical community prove to be incorrect or do not materialize, or if non-surgical treatments gain more widespread acceptance. In addition, even if the Acclaim CI gains acceptance, technological or medical advances could provide alternatives to address hearing loss that are less invasive or offer other benefits over Acclaim CI. As a result, our estimates of the addressable market for our current or future products and procedures may prove to be incorrect. If the addressable market is not as large as we believe, our business, financial condition and results of operations and business prospects would be materially and adversely affected.

We will depend on third parties to manage our pre-clinical studies and clinical trials, perform related data collection and analysis, and to enroll patients for our clinical trials, and, as a result, we may face costs and delays that are beyond our control.

We rely upon third-party vendors, including Contract Research Organization (“CROs”), to monitor and manage data for our ongoing preclinical studies and will rely on them to manage our clinical trials. We also rely on CROs for execution of our preclinical studies and will rely on them for execution of our clinical trials. Although we control only certain aspects of their activities, we are and will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the vendors and CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with good clinical practice (“GCP”), cGMP, the Helsinki Declaration, the International Conference on Harmonization Guideline for Good Clinical Practice, applicable European Commission Directives on Clinical Trials, laws and regulations applicable to clinical trials conducted in other territories, and good laboratory practices, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, including GCP and cGMP regulations, the clinical data generated in our clinical studies may be deemed unreliable and the FDA, European Medicines Agency (“EMA”), or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with third-party CROs or vendors terminate, we may not be able to enter into arrangements with alternative CROs or vendors or do so on commercially reasonable terms. In addition, our CROs are not our employees, and, except for remedies available to us under our agreements with such CROs, we cannot control whether they devote sufficient time and resources to our ongoing clinical programs. If our CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to their failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. Our CROs may also generate higher costs than anticipated, which could adversely affect our results of operations and the commercial prospects for our product candidate, increase our costs and delay our ability to generate revenue.

Replacing or finding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, we may encounter similar challenges or delays in the future, which could have a material adverse effect on our business, financial condition and prospects.

We have been and in the future may become a defendant in one or more stockholder derivative, class-action, and other litigation, and any such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors have been and may in the future become defendants in one or more stockholder derivative actions or other class-action lawsuits. For example:

●	A lawsuit was filed in January 2020 against certain members of the Legacy Envoy board of directors alleging that the terms of financing transactions between GAT and Glen A. Taylor on the one hand and Legacy Envoy on the other hand were unreasonably favorable to GAT and Mr. Taylor, that Mr. Taylor breached his fiduciary duty as a shareholder, that each defendant breached his fiduciary duty as a director in approving such transactions and engaged in common law fraud in not sufficiently disclosing the transactions, a claim of unjust enrichment against GAT and Mr. Taylor, and claims against the other directors for aiding and abetting and conspiracy in relation to the claims against GAT and Mr. Taylor.

●	A lawsuit was filed in November 2023 against Daniel Hirsch, Whitney Haring-Smith, the Sponsor and the Company, as successor to Anzu Special Acquisition Corp I alleging a claim for breach of Anzu’s Amended and Restated Certificate of Incorporation against the Company, a claim for breach of fiduciary duty against Mr. Hirsch, Dr. Haring-Smith and the Sponsor and claims for unjust enrichment, fraudulent misrepresentation and tortious interference with economic relations against the defendants.

See Part I, Item 3. Legal Proceedings for more information on these lawsuits.

These lawsuits can divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). In connection with these lawsuits, we may be required to pay material damages, consent to injunctions on future conduct and/or suffer other penalties, remedies or sanctions, or issue additional shares upon the exercise of certain warrants, which may cause additional dilution. In addition, any such future lawsuits could adversely impact our reputation and/or ability to launch and commercialize our products, thereby harming our ability to generate revenue. Accordingly, the ultimate resolution of these matters and any future matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our Class A Common Stock.

We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

Our ability to implement our business plan depends on the continued services of key members of our senior management. In particular, and to a critical extent, we are dependent on the continued efforts and services of the members of our management team. If we lose the services of such key members of our management team, we would likely be forced to expend significant time and money in the pursuit of replacement individuals, which may result in a delay in the implementation of our business plan and plan of operations. We may not be able to find satisfactory replacements on terms that would not be unduly expensive or burdensome to us. We do not currently carry a key-man life insurance policy that would assist us in recouping our costs in the event of the death or disability of our management team. The loss of members of our management team, or our inability to attract or retain other qualified individuals, could have a material adverse effect on our business, results of operations and financial condition.

Certain of our directors and/or officers may have interests that are different from holders of our Class A Common Stock.

Certain of our directors and officers may have different interests than other holders of Class A Common Stock.

As of March 27, 2024, Mr. Taylor, a member of the Board, holds approximately 52.6% of the currently outstanding shares of Class A Common Stock and approximately 22.2% of the outstanding shares of our Series A Preferred Stock. As a result of these holdings, Mr. Taylor has the ability to exert significant influence over matters submitted to a vote of our shareholders. Mr. Lucas, a member of the Board and the Chief Executive Officer, has interest in continued employment with the Company that is different from other holders of Class A Common Stock.

For additional information regarding related party transactions and potential conflicts of interest, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our management team does not have experience managing a public company.

The members of our management team do not have experience managing a publicly traded company, interacting with public company investors or complying with the increasingly complex laws pertaining to public companies in the United States. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, results of operations and prospects.

Risks Relating to Our Intellectual Property

If we are unable to obtain significant patent protection for our products, or if our patents and other intellectual property rights do not adequately protect our products, we may be unable to gain significant market share and be unable to operate our business profitably.

We rely on patents, trade secrets, copyrights, know-how, trademarks, license agreements and contractual provisions to establish our intellectual property rights and protect our products. These legal means, however, afford only limited protection and may not completely protect our rights.

As of February 29, 2024, our exclusively-owned patent portfolio included 30 issued patents in the United States and 12 issued patents in other countries. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

●	our pending or future patent applications may not result in the issuance of patents;

●	the scope of any existing or future patent protection may not exclude competitors or provide competitive advantages to us;

●	our patents may not be held valid or enforceable if subsequently challenged;

●	other parties may claim that our products and designs infringe the proprietary rights of others and even if we are successful in defending our patents and proprietary rights, the cost of such litigation may adversely affect our business; and

●	other parties may develop similar products, duplicate our products, or design around our patents.

The patent prosecution process is expensive and time-consuming, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost or in a timely manner, or in all jurisdictions. We may choose not to seek patent protection for certain innovations and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope. It is also possible that we will fail to identify patentable aspects of our developments before it is too late to obtain patent protection.

In addition, the laws of foreign jurisdictions may not protect our rights to the same extent as the laws of the United States. For example, most countries outside of the United States do not allow patents for methods of treating the human body. This may preclude us from obtaining method patents outside of the United States having similar scope to those we have obtained or may obtain in the future in the United States. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (the “USPTO”) or patent offices in foreign jurisdictions, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, without payment to us.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products and techniques, or limit the duration of the patent protection of our technology.

While we are aware of several third-party patents of interest, we do not believe that any of our products infringe any valid claims of patents or other proprietary rights held by others. However, there can be no assurances that we do not infringe any patents or other proprietary rights held by third parties. If our products were found to infringe any proprietary right of another party, we could be required to pay significant damages or license fees to such party and/or cease production, marketing and distribution of those products.

We also rely on trade secrets and other unpatented proprietary technology. There can be no assurances that we can meaningfully protect our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our proprietary technology. We seek to protect our trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants that include customary intellectual property assignment obligations. Litigation may also be necessary to defend infringement claims of third parties or to enforce patent rights we hold or to protect trade secrets or techniques we own. There can be no assurances, however, that the agreements will not be breached, adequate remedies for any breach would be available or competitors will not discover our trade secrets or independently develop comparable intellectual property. If we are unable to successfully protect our intellectual property, our business, financial condition, and results of operations will be materially and adversely affected.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees and various other government fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or applications and any patent rights we may obtain in the future. While an unintentional lapse of a patent or patent application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we fail to maintain the patents and patent applications covering our products, we may not be able to stop a competitor from marketing products that are the same as or similar to our products, which would have a material adverse effect on our business.

We may become a party to lawsuits or administrative proceedings involving patents or other intellectual property. If we were to lose any future intellectual property lawsuits, a court could require us to pay significant damages and/or prevent us from selling our products.

We may become a party to lawsuits or administrative proceedings involving patents or other intellectual property, including interference proceedings, post grant review and inter partes review before the USPTO or the equivalent foreign patent authority. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue selling, developing and marketing our products and techniques. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Intellectual property litigation may lead to unfavorable publicity that harms our reputation and causes the value of our securities to decline.

Because competition in our industry is intense, competitors may infringe or otherwise violate our issued patents, patents of our licensors or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming, and could distract our technical and management personnel from their normal responsibilities. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims or file administrative actions against us alleging that we infringe their patents. In addition, in a patent infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims narrowly or refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding or administrative action could put one or more of our patents at risk of being invalidated or interpreted narrowly. Our competitors may assert invalidity on various grounds, including lack of novelty, obviousness or that we were not the first applicant to file a patent application related to our product. We may elect to enter into license agreements in order to settle patent infringement claims or to resolve disputes before litigation, and any such license agreements may require us to pay royalties and other fees that could be significant. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure.

Our competitors, many of which have made substantial investments in patent portfolios, trade secrets, trademarks and competing technologies, may have applied for or obtained, or may in the future apply for or obtain, patents or trademarks that may prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use our technologies or product names. Moreover, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” purchase patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters, notices or “invitations to license,” or may be the subject of claims that our products and business operations infringe or violate the intellectual property rights of others. The defense of these matters can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand and cause us to incur significant expenses or make substantial payments. Negative results in litigation regarding our intellectual property, or the requirement to make substantial expenditures in litigation (regardless of whether we ultimately prevail) would have material adverse effect on our liquidity, business, financial condition, results of operations, and the value of our securities.

If we fail to execute invention assignment agreements with our employees and contractors involved in the development of intellectual property or are unable to protect the confidentiality of our trade secrets, the value of our products and our business and competitive position could be harmed.

In addition to patent protection, we also rely on protection of copyright, trade secrets, know-how and confidential and proprietary information. We generally enter into confidentiality and invention assignment agreements with our employees, consultants and third parties upon their commencement of a relationship with us. However, we may not enter into such agreements with all employees, consultants and third parties who have been involved in the development of our intellectual property. In addition, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our business, financial condition and results of operations. In particular, a failure to protect our proprietary rights may allow competitors to copy our products and procedures, which could adversely affect our pricing and market share. Further, other parties may independently develop substantially equivalent know-how and technology.

In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not provide adequate protection for our proprietary information, such as in the case of misappropriation of a trade secret by an employee or third party with authorized access. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. While we have agreements with many of our employees, consultants and third parties that obligate them to assign their inventions to us, these agreements may not be self-executing, not all employees or consultants may enter into such agreements, or employees or consultants may breach or violate the terms of these agreements, and we may not have adequate remedies for any such breach or violation. If any of our intellectual property or confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

If our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.

We rely on our trademarks, trade names and brand names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. There can be no assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. We also license third parties to use our trademarks. In an effort to preserve our trademark rights, we enter into license agreements with these third parties, which govern the use of our trademarks and require our licensees to abide by quality control standards with respect to the goods and services that they provide under our trademarks. Although we make efforts to monitor the use of our trademarks by our licensees, there can be no assurance that these efforts will be sufficient to ensure that our licensees abide by the terms of their licenses. In the event that our licensees fail to do so, our trademark rights could be diluted. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Patent terms may not be sufficient to effectively protect our products and business for an adequate period of time.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after its first effective non-provisional filing date. Although various extensions may be available, the term of a patent, and the protection it affords, is limited. Even if patents covering our technologies and their uses are obtained, once the patent has expired, we may be open to competition. In addition, although upon issuance in the United States a patent’s term can be extended based on certain delays caused by the USPTO, this extension can be reduced or eliminated based on certain delays caused by the patent applicant during patent prosecution. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. If we do not have sufficient patent terms to protect our products, technologies and their uses, our business would be materially adversely affected.

We may be unable to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending their intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property. If we are unable to fully protect our intellectual property, our business will be materially and adversely affected.

We may be subject to claims that we or our employees have misappropriated the intellectual property of a third party, including trade secrets or know-how, or are in breach of non-competition or non-solicitation agreements with our competitors and third parties may claim an ownership interest in intellectual property we regard as our own.

Many of our employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information of these former employers, competitors or other third parties. Additionally, we may be subject to claims from third parties challenging our ownership interest in or inventorship of intellectual property we regard as our own, for example, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers, competitors or third parties. An inability to incorporate technologies, features or other intellectual property that are important or essential to our products could have a material adverse effect on our business and competitive position, and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Risks Relating to Our Organization and Structure

Our Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the (i) Court of Chancery of the State of Delaware (the “Court of Chancery”) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (c) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL, our Bylaws or our Charter (as either may be amended from time to time), and (d) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, and may potentially increase costs for investors to bring such a claim, both of which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter provides that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

As an “emerging growth company,” we cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make the Class A Common Stock less attractive to investors.

As an “emerging growth company,” we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to obtain an assessment of the effectiveness of our internal control over financial reporting from our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, which we have elected to do.

We cannot predict if investors will find the Class A Common Stock less attractive because we rely on these exemptions. If some investors find the Class A Common Stock less attractive as a result, there may be a less active market for the Class A Common Stock, the share price of Class A Common Stock may be more volatile and the price at which our securities trade could be less than if we did not use these exemptions.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. We may need to hire more employees in the future or engage outside consultants to comply with these requirements, which will increase our costs and expenses.

Risks Relating to Our Class A Common Stock and Warrants

We may not receive any proceeds from the exercise of Warrants, and if we do, we may be unable to invest the portion of the net proceeds from the exercise of Warrants on acceptable terms.

We will receive up to an aggregate of approximately $203.4 million from the exercise of our outstanding Warrants, assuming the exercise in full of all of the Warrants for cash. However, we will only receive proceeds to the extent holders of Warrants elect to exercise. We can provide no assurances as to the amount of proceeds we will receive from the exercise of Warrants or whether we will receive any proceeds. As of the date of this Report, our Warrants are “out of the money,” which means that the trading price of the shares of Class A Common Stock underlying the Public Warrants, which was $3.91 on March 27, 2024 is below the $11.50 exercise price of the Public Warrants and the $10.46 exercise price of the Shortfall Warrants. For so long as the Warrants remain “out of the money,” we do not expect warrantholders to exercise their warrants and, therefore, we do not expect to receive cash proceeds from any such exercise. We will have broad discretion in the use of any proceeds received from the exercise of Warrants. Delays in investing the net proceeds from the exercise of Warrants may impair our performance. We cannot assure you that we will be able to identify uses of proceeds that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from the exercise of Warrants on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. Moreover, we will have significant flexibility in investing the net proceeds from the exercise of Warrants and may use the net proceeds from the exercise of Warrants in ways with which investors may not agree.

The sale of substantial amounts of our securities in the public market by our existing securityholders (including the shares of Class A Common Stock issuable upon exercise of the Warrants and conversion of the Series A Preferred Stock), or the perception that such sales may occur, may cause the market price of our securities to decline significantly.

We have registered the issuance of shares of Class A Common Stock representing approximately 113.2% of the total shares of Class A Common Stock outstanding as of the date of this Report (assuming that all Warrants are exercised and all outstanding shares of Series A Preferred Stock are converted into Class A Common Stock). In addition, we have registered the resale of Class A Common Stock representing 77.6% of the total shares of Class A Common Stock outstanding as of the date of this Report (assuming that no Public Warrants are exercised, all Shortfall Warrants are exercised and all outstanding shares of Series A Preferred Stock are converted into Class A Common Stock). Further, the shares of Class A Common Stock that we have registered for resale represent a significant percentage of our outstanding Class A Common Stock, including (i) 11,159,614 shares of Class A Common Stock beneficially owned by Glen A. Taylor, which represent 54.65% of our outstanding Class A Common Stock (assuming that no Public Warrants or Shortfall Warrants are exercised and all shares of Series A Preferred Stock beneficially owned by Mr. Taylor are converted into Class A Common Stock) and (ii) 5,043,478 shares of Class A Common Stock beneficially owned by the Sponsor, which represent 22.3% of our outstanding Class A Common Stock (assuming that no Public Warrants or Shortfall Warrants are exercised and all shares of Series A Preferred Stock beneficially owned by the Sponsor are converted into Class A Common Stock).

The sale of all of these securities, including the shares of Class A Common Stock underlying the Warrants and Series A Preferred Stock, in the public market, or the perception that holders of a large number of securities intend to sell their securities, could significantly reduce the market price of our Class A Common Stock and Public Warrants and could impair our ability to raise capital through the sale of additional equity securities. Certain of our stockholders holding an aggregate of 12,905,049 shares of Class A Common Stock have agreed, subject to certain exceptions, not to sell their shares of Class A Common Stock during the period beginning on the Closing Date and ending on the first to occur of (a) March 29, 2024, (b) if the last sale price of our Class A Common Stock equals or exceeds $10.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period or (c) such date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. Once such resale restrictions end, the market price of our Class A Common Stock could decline if such stockholders sell their shares or are perceived by the market as intending to sell them. Furthermore, despite such a decline in the public trading price, some of such stockholders may still experience a positive rate of return on the securities they purchased due to the price at which such stockholders initially purchased the securities.

The market prices of our Class A Common Stock and Public Warrants have been and may continue to be extremely volatile, which could cause purchasers of our securities to incur substantial losses.

The market prices and trading volume of our shares of Class A Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A Common Stock and Public Warrants to incur substantial losses. Since the closing of the Business Combination, our Class A Common Stock has traded as low as $0.747 and as high as $11.46 as of March 27, 2024. In addition, the volume of trading of our Class A Common Stock has been inconsistent. For example, on February 27, 2024 our Class A Common Stock had trading volume of 14,000 shares and on February 29, 2024 our Class A Common Stock had trading volume of 8,031,900 shares. Our Public Warrants have not traded in tandem with our Class A Common Stock, and since the closing of the Business Combination has traded within a range of $0.0092 to $0.315 as of March 27, 2024.

We believe that the recent volatility and our current market prices reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, investors in our Class A Common Stock and Public Warrants are subject to the risk of losing all or a substantial portion of their investment.

The market volatility and trading patterns we have experienced create several risks for investors, including the following:

●	the market price of our Class A Common Stock has experienced and may continue to experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;

●	factors in the public trading market for our Class A Common Stock may include the sentiment of retail investors, the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Class A Common Stock and any related hedging and other trading factors;

●	to the extent volatility in our Class A Common Stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our Class A Common Stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and

●	if the market price of our Class A Common Stock declines, you may be unable to resell your shares at or above the price at which you acquired them, and the Public Warrant you own may become out of the money.

The trading prices of our Class A Common Stock and Public Warrants depend on many factors, including those described in this Item 1A. Risk Factors, many of which are beyond our control and may not be related to our operating performance. Any of the factors listed below could have a material adverse effect on investment in our Class A Common Stock and Public Warrants, and our Class A Common Stock and Public Warrants may trade at prices significantly below the price paid for them. In such circumstances, the trading prices of our Class A Common Stock and Public Warrants may not recover and may experience a further decline. Factors affecting the trading price of our Class A Common Stock and Public Warrants may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	speculation in the press or investment community;

●	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;

●	operating and stock price performance of other companies that investors deem comparable to us;

●	publications of research reports by securities analysts about us, our competitors, or the industry we operate in;

●	changes in laws and regulations affecting our business;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of Class A Common Stock available for public sale;

●	any major change in the Board or management;

●	sales of substantial amounts of Class A Common Stock by directors, officers or significant stockholders or the perception that such sales could occur;

●	general economic and political conditions such as recessions, interest rates, fuel prices, trade wars, pandemics (such as COVID-19), epidemics, currency fluctuations and acts of war (such as the conflict between Russia and Ukraine and the military conflict in Israel and Gaza) or terrorism; and

●	other risk factors listed under this Item 1A. Risk Factors.

There is no guarantee that the Public Warrants will be in the money, and they may expire worthless and the terms of our Public Warrants may be amended.

The exercise price for the Public Warrants is $11.50 per share of Class A Common Stock, which exceeds the market price of the shares of Class A Common Stock, which was $3.91 per share based on the closing price of the Class A Common Stock on March 27, 2024. There is no guarantee that the Public Warrants will be in the money at any given time prior to their expiration. Pursuant to the terms of Warrant Agreement, the Public Warrants will expire on September 29, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. If the trading price of Class A Common Stock declines, the Public Warrants may expire worthless. If all of the Public Warrants were exercised in full for cash, we would receive an aggregate of approximately $162.9 million. We do not expect the holders of the Public Warrants to exercise their Public Warrants and therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Public Warrants remain out of the money. We can provide no assurances that the trading price of our Class A Common Stock will remain at levels where it would be attractive to exercise our outstanding Public Warrants until the time that such Public Warrants become exercisable.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders of such Public Warrants, thereby making such Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. Shares of our Class A Common Stock have never traded above $18.00 per share. If and when such Public Warrants become redeemable by us, we may not exercise our redemption rights if the issuance of shares of Class A Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered by Anzu in its IPO. Redemption of the outstanding Public Warrants could force the holders of such Public Warrants (i) to exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) to sell the Public Warrants at the then-current market price when you might otherwise wish to hold the Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 65% of the then outstanding Public Warrants.

The Public Warrants were issued in registered form under the Warrant Agreement. The Warrant Agreement provides that (a) the terms of the Public Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake or defective provision or (ii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Public Warrants under the Warrant Agreement and (b) all other modifications or amendments require the vote or written consent of at least 65% of the then outstanding Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding Public Warrants approve of such amendment. Our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then outstanding Public Warrants is broad. Examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Public Warrant.

While we will pay dividends on shares of Series A Preferred Stock pursuant to the Certificate of Designation, we do not intend to pay dividends on shares of Class A Common Stock for the foreseeable future.

Except with respect to dividends on shares of Series A Preferred Stock pursuant to the terms of the Certificate of Designation, we currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, while we will pay dividends on shares of Series A Preferred Stock, we do not anticipate declaring or paying any cash dividends on shares of Class A Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, the dividend rights of the Series A Preferred Stock pursuant to the Certificate of Designation, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that the Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on shares of Class A Common Stock. As a result, you may have to sell some or all of your shares of Class A Common Stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of shares of Class A Common Stock.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.

The trading market for our Class A Common Stock will depend in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our Class A Common Stock or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock would likely decline. If few analysts cover us, demand for our Class A Common Stock could decrease and our Class A Common Stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may, in the future, offer additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock at prices that may not be the same as the price per share paid by any investor. We may sell shares or other securities in any other offering at a price per share that is less than the price per share paid by any investor, and investors purchasing shares or other securities in the future could have rights superior to you. The price per share at which we sell additional shares of our Class A common Stock, or securities convertible or exchangeable into common stock, in future transactions may be higher or lower than the price per share paid by any investor.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of Class A Common Stock may continue to be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

We are and may become involved in legal proceedings, and no assurance can be provided as to the outcome of these matters.

From time to time, we are involved in various legal proceedings, lawsuits, and other claims relating to matters incidental to our business. For example, we are currently a defendant in a lawsuit in the Court of Chancery of the State of Delaware involving a stockholder’s redemption request in connection with our special meeting of stockholders held on September 27, 2023. An unfavorable resolution of any litigation may have a material adverse effect on our business, results of operations and financial condition. Additionally, litigation may result in substantial costs and expenses and significantly divert the attention of management.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We have certain processes for the identification, assessment, and mitigation of cybersecurity risks which are incorporated into our overall risk management processes in coordination with our information technology function, which we rely on a third-party vendor who is associated with a Related Party. Such processes include physical, procedural and technical safeguards, and routine review of our policies and procedures to identify risks and improve our practices. We use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We consider the cybersecurity practices of our third-party service providers, including through a general security assessment and contractual requirements, as appropriate, before engaging them in order to help protect us from any related vulnerabilities.

We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “Failure of a key information technology system, process or site could have an adverse effect on our business” in the section titled “Risk Factors” in Part 1, Item 1A of this Annual Report.

Governance

Our third-party vendor, alongside our senior management leads the operational oversight of the company-wide cybersecurity strategy, policy, standards and processes. As a smaller-reporting Company we do not have an employee who has significant and demonstrated professional IT management experience and possesses the requisite education, skills and experience expected to perform such a duty. The audit committee of the board of directors intends to provide oversight of our cybersecurity risk as part of its periodic review of enterprise risk management. Additionally, the board of directors intends to review our enterprise risk management processes and will be notified by management between management updates regarding significant new cybersecurity threats or incidents.

ITEM 2. Properties

Our principal office is located at 4875 White Bear Lake, Minnesota, where we lease approximately 10,000 square feet of office space. We lease this space under a lease that terminates on December 31, 2027. We believe that our existing facility is sufficient to meet our needs for the foreseeable future.

We also lease 1,100 square feet of office space in Ausbach, Germany pursuant to a lease that automatically renews each year for a successive one year period, unless the we notify the landlord six (6) months prior to the annual renewal. This lease renewed automatically on January 1, 2023 and again on January 1, 2024.

ITEM 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. Except as described below, we are not currently involved in any material legal proceedings outside the ordinary course of our business.

As previously disclosed, in January 2020, Patrick Spearman, a shareholder of Legacy Envoy, and certain other Legacy Envoy shareholders (collectively, the “Initial Spearman Plaintiffs”) filed a lawsuit in the District Court of Ramsey County, Minnesota (Case No. 62-CV-20-790) against each current and certain former members of the Legacy Envoy board of directors, including Glen A. Taylor, as well as GAT, an entity affiliated with Mr. Taylor, Franz Altpeter, Chuck Brynelsen, David Fabry, Ed Flaherty, Allen Lenzmeier, Brent T. Lucas, Roger Lucas, Randy Nitzsche and Paul Waldon (collectively, the “Legacy Envoy Defendants”). The Initial Spearman Plaintiffs alleged that the terms of financing transactions between GAT and Mr. Taylor on the one hand and Legacy Envoy on the other hand were unreasonably favorable to GAT and Mr. Taylor, that Mr. Taylor breached his fiduciary duty as a shareholder, that each defendant breached his fiduciary duty as a director in approving such transactions and engaged in common law fraud in not sufficiently disclosing the transactions, a claim of unjust enrichment against GAT and Mr. Taylor, and claims against the other directors for aiding and abetting and conspiracy in relation to the claims against GAT and Mr. Taylor. The Legacy Envoy directors asserted a defamation counterclaim, through which the directors sought damages against certain of the plaintiffs.

In June 2023, Legacy Envoy received an additional complaint from additional shareholders affiliated or associated with the Initial Spearman Plaintiffs (the “Additional Spearman Plaintiffs” and, together with the Initial Spearman Plaintiffs, the “Spearman Plaintiffs”) raising claims that were substantially the same as the claims raised in the existing Initial Spearman Plaintiffs’ litigation.

On August 25, 2023, the parties entered into a binding agreement in principle to settle all claims and counterclaims in the lawsuit, which agreement in principle was formalized in a settlement agreement dated September 15, 2023 (the “Settlement Agreement”). Under the terms of the Settlement Agreement, (i) an entity affiliated with Mr. Taylor purchased approximately 39 million shares of Legacy Envoy Common Stock held by the Spearman Plaintiffs, constituting all of the shares of Legacy Envoy owned by the Spearman Plaintiffs, which purchase was completed on September 28, 2023, (ii) the Spearman Plaintiffs and the Legacy Envoy Defendants fully released all claims and counterclaims and dismissed the related litigation, and (iii) the Spearman Plaintiffs agreed to vote in favor of the Business Combination and related matters submitted to a vote of the Legacy Envoy shareholders at Legacy Envoy’s special meeting of shareholders held September 29, 2023. Legacy Envoy was not required to make any cash payment pursuant to the terms of the Settlement Agreement. Both the Spearman Plaintiffs and the Legacy Envoy Defendants denied any wrongdoing or liability pursuant to the terms of the Settlement Agreement.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a current director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery (the “Atlas Complaint”). The Atlas Complaint alleges that Atlas properly requested redemption of its shares of the Company’s Class A Common Stock in connection with the Company’s business combination transaction and was prevented from redeeming such shares by the Company and the other defendants. Atlas seeks redemption of the shares of Company Class A common stock in the amount of approximately $9,400,000, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our Class A Common Stock and Public Warrants are currently listed on Nasdaq under the symbols “COCH” and “COCHW,” respectively. Prior to the consummation of the Business Combination, Anzu’s units, Anzu’s Class A common stock and Anzu’s public warrants were listed on Nasdaq under the symbols “ANZUU”, “ANZU” and “ANZUW,” respectively. Upon consummation of the Business Combination, Anzu’s units automatically separated into the component securities, Anzu’s Class A common stock was reclassified as our Class A Common Stock and Anzu’s public warrants were reclassified as our Public Warrants.

As of March 27, 2024, there were 244 holders of record of Class A Common Stock and one holder of record of Public Warrants. However, because many of the shares of Class A Common Stock and Public Warrants are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of Class A Common Stock and Public Warrants than record holders.

Dividends

Except with respect to dividends on shares of Series A Preferred Stock pursuant to the terms of the Certificate of Designation, we currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, while we will pay dividends on shares of Series A Preferred Stock, we do not anticipate declaring or paying any cash dividends on shares of Class A Common Stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, the dividend rights of the Series A Preferred Stock pursuant to the Certificate of Designation, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that the Board may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on shares of Class A Common Stock.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the equity compensation plans of the Company is set forth in Item 11. Executive Compensation.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Public Offering

During the year ended December 31, 2023, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the three months ended December 31, 2023.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Report, and other filings with the SEC. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Anzu Special Acquisition Corp I and (ii) after the Closing Date, to Envoy Medical, Inc. The following discussion contains forward-looking statements based upon Envoy Medical’s current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section of this Report titled “Risk Factors” and/or elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview

We are a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Our technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. We are dedicated to pushing beyond the status quo to provide patients with improved access, usability, independence, and quality of life. We were founded in 1995 to create a fully implanted hearing device that leveraged the natural ear - not an artificial microphone - to pick up sound. The ear itself is an ideal way to capture sound from our environment.

To leverage the natural ear’s benefits, an implanted sensor was created to pick up incoming sound energy from the ossicular chain (i.e., the three tiny hearing bones that connect the eardrum to the cochlea). The sensor absorbs the mechanical energy from ossicular chain and turns it into a signal that can be processed, improved, and increased for a patient’s particular hearing needs.

Our first product, the Esteem FI-AMEI, was created in 2006 and received FDA approval in 2010. The Esteem FI-AMEI remains the only FDA approved fully implanted active hearing device on the market. The Esteem FI-AMEI failed to gain commercial traction, primarily because the Centers for Medicaid and Medicare Services classified it as a hearing aid and therefore not eligible for coverage. At an average total price (i.e., device and surgery) of over $25,000, very few individuals were willing or able to pay out-of-pocket for the Esteem FI-AMEI. We believe hearing aid classification is improper for the Esteem FI-AMEI and we continue to work towards having the Esteem FI-AMEI properly classified as a Fully Implanted Active Middle Ear Implant.

Despite the commercial challenges of the Esteem FI-AMEI, roughly 1,000 devices were implanted globally. Some devices were implanted in the early 2000s during clinical trials, providing us with nearly two decades of experience with its implantable sensor technology. Throughout our experience, our sensor technology proved a viable alternative and robust option to external or implanted microphones.

In late 2015, we made the decision to shift our focus from the Esteem FI-AMEI to a new product that would leverage the proven sensor technology and incorporate it into a cochlear implant. As a result, we have developed the investigational fully implanted Acclaim CI and the possibility to disrupt a cochlear implant market that we believe to be a large opportunity currently dominated by complacent incumbents.

We had a net loss of $29.9 million and $15.9 million for the years ended December 31, 2023 and December 31, 2022, respectively, and had an accumulated deficit of $257.2 million and $226.0 million as of December 31, 2023 and December 31, 2022, respectively. We have funded our operations to date primarily through the issuance of equity securities and convertible debt and in September 2023, we received $11.7 million proceeds from the Business Combination (see Note 1, “Nature of the Business and Presentation” of the accompanying consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Report). We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, sales and marketing expenses, and general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

●	continue our research and development efforts for the Acclaim CI product candidate, including through clinical trials;

●	seek additional regulatory and marketing approvals in jurisdictions outside the United States;

●	establish a sales, marketing and distribution infrastructure to commercialize our product candidate;

●	rely on our third-party suppliers and manufacturers to obtain adequate supply of materials and components for our products;

●	seek to identify, assess, acquire, license, and/or develop other product candidates and subsequent generations of our current product candidate;

●	seek to maintain, protect, and expand our intellectual property portfolio;

●	seek to identify, hire, and retain additional skilled personnel;

●	create additional infrastructure to support our operations as a public company and our product candidate development and planned future commercialization efforts; and

●	experience any delays or encounter issues with respect to any of the above, including, but not limited to, failed studies, complex results, safety issues or other regulatory challenges that require longer follow-up of existing studies or additional supportive studies in order to pursue marketing approval.

The Acclaim CI has not yet been approved for sale. We do not expect to generate any product sales unless and until we successfully complete development and obtain regulatory approval for our product candidate. If we obtain regulatory approval for the Acclaim CI, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. As a result, until such time, if ever, that we can generate substantial product revenue, we expect to finance our cash needs through equity offerings, debt financings or other capital sources, including collaborations, licenses or similar arrangements. However, we may be unable to raise additional funds or enter into such other arrangements when needed or on favorable terms, if at all. Any failure to raise capital as and when needed could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies, including our research and development activities. If we are unable to raise capital, we will need to delay, reduce, or terminate planned activities to reduce costs.

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

Furthermore, a recession or market correction resulting from macroeconomic factors could materially affect our business and the value of our Class A Common Stock. The occurrence of any such events may lead to reduced disposable income which could adversely affect the number of Esteem FI-AMEI implants and replacement components sold as a result of customer and patient reluctance to seek treatment due to financial considerations.

Adverse macroeconomic conditions, other pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

Key Components of Our Results of Operations

Revenue

Currently, we derive substantially all our revenue from the sale of the Esteem FI-AMEI implants and replacement components to Esteem FI-AMEI implants. We enter arrangements with patients to provide them with the Esteem FI-AMEI device, personal programmer devices, sound processor/battery replacements, and/or an optional Care Plan, each of which are outputs of our ordinary activities in exchange for consideration. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, when we are notified the product has been implanted or used by the customer in a surgical procedure. New implantations of the Esteem FI-AMEI are not expected to be more than a few per year and may be as low as zero. Although we believe unlikely, Esteem FI-AMEI implantations could potentially increase with favorable reimbursement policy and coverage changes. We will continue our efforts to pursue positive reimbursement changes for fully implanted active middle ear implants. There will be continued nominal revenue from replacement of sound processors for patients who need a new battery.

Upon commercialization of our Acclaim CI implant product, we expect Acclaim CI revenue to more than replace Esteem FI-AMEI revenue. We expect to obtain FDA approval for the Acclaim CI in 2026.

Cost of goods sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of the Esteem FI-AMEI implants, including materials, labor costs for personnel involved in the manufacturing process, distribution-related services, indirect overhead costs, and charges for excess and obsolete inventory reserves and inventory write-offs.

We expect cost of goods sold to increase or decrease in absolute dollars primarily as, and to the extent, our revenue grows or declines, respectively.

Operating expenses

Research and development expenses

Research and development (“R&D”) expenses consist of costs incurred for our research activities, primarily our discovery efforts and the development of the Acclaim CI implant product. We also incur R&D costs related to continuing to support, and improve upon where possible, our Esteem FI-AMEI product. We expense R&D costs as incurred, which include:

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

Our R&D expenses are currently tracked on a program-by-program basis. The majority of our R&D costs during the years ended December 31, 2023 and 2022 were incurred for the development of the Acclaim CI.

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

A change in the outcome of any of these variables with respect to the development of our Acclaim CI implant product could mean a significant change in the costs and timing associated with the development of that implant. If the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

R&D activities are central to our business model. We expect that our R&D expenses will continue to increase for the foreseeable future as we initiate clinical trials for the Acclaim CI implant product and prepare the product for possible commercialization, should it gain regulatory approval(s). If the Acclaim CI implant product enters later stages of clinical trials and ongoing development, the product will generally have higher R&D costs than those in earlier stages of research and development, primarily due to simultaneously running clinical trials while also iterating the product for commercialization and preparing for the needs of commercialization. There are numerous factors associated with the successful commercialization of the Acclaim CI implant product or any products we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries, benefits, and other related costs for personnel in our sales and marketing functions. We expect our sales and marketing expenses to increase in the foreseeable future as we increase our administrative personnel to support our continuing growth, our costs of marketing and selling expenses.

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

We expect our general and administrative expenses to increase in the foreseeable future as we increase our administrative personnel to support our continuing growth, our costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with Nasdaq Marketplace Rules, or the Nasdaq Listing Rules and SEC requirements, director and officer insurance costs and investor relations costs associated with being a public company.

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

Loss from changes in fair value of FPA put option liability

We recognized the FPA put option liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss during each reporting period.

Gain from changes in fair value of FPA warrant liability

We recognized the FPA warrant liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss during each reporting period.

Other expense

Our other expense consists of changes in fair value of our warrant liability (related party) and gains and losses on sales of fixed assets.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

	Years Ended December 31,		Change in
(In thousands, except percentages)	2023	2022	$	%
Net revenues	$316	$237	$79	33%
Costs and operating expenses:
Cost of goods sold	789	498	291	58%
Research and development	8,956	4,975	3,981	80%
Sales and marketing	1,666	885	781	88%
General and administrative	7,276	2,585	4,691	181%
Total costs and operating expenses	18,687	8,943	9,744	109%
Operating loss	(18,371)	(8,706)	(9,665)	111%
Other income (expense):
Loss from changes in fair value of convertible notes payable (related party)	(13,332)	(7,090)	(6,242)	88%
Change in fair value of Forward purchase agreement put option liability	(69)	-	(69)	n/a
Change in fair value of Forward purchase agreement warrant liability	842	-	842	n/a
Change in fair value of warrant liability	942	-	942	n/a
Other income (expense)	80	(127)	207	(163)%
Total other expense, net	(11,537)	(7,217)	(4,460)	60%

Net loss	(29,908)	(15,923)	(13,985)	88%

Revenue

Revenue increased $79 thousand for the year ended December 31, 2023, compared to the year ended December 31, 2022, due to supply chain issues in 2022. We were unable to provide replacement component sales as needed in 2022 due to the unavailability of certain components. Only minimal replacement component sales were completed in the fourth quarter of 2022. These supply chain issues were partially resolved in the second quarter of 2023 and fully resolved in the third quarter of 2023, and we were then able to provide replacement components to customers as needed and fulfilled the backlog of orders during 2023.

Cost of goods sold

Cost of goods sold increased approximately $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily due to increased number of components replaced. We also increased outside professional services for evaluation and study for new sterilization product adoption and had increased scrap for unusable inventory.

Research and development expenses

The following table summarizes the components of our R&D expenses for the years ended December 31, 2023 and 2022:

	Years Ended December 31,		Change in
(In thousands, except percentages)	2023	2022	$	%
R&D product costs	$5,562	$2,565	$2,997	117%
R&D personnel costs	2,909	2,026	883	44%
Other R&D costs	485	384	101	26%
Total research and development costs	$8,956	$4,975	$3,981	80%

R&D expenses increased approximately $4.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily due to an increase of $3.0 million in R&D product costs for the year ended December 31, 2023, as we continue to develop our cochlear product in preparation for our pivotal clinical study for the Acclaim CI, and an increase of $0.9 million in personnel and salary costs, as we increased headcount across our clinical and cochlear R&D departments.

Sales and marketing expenses

Sales and marketing expenses increased $0.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily due to additional headcount, as well spending for legal fees asscoated with efforts with Congress to allow for reimbursement of the Esteem FI-AMEI product.

General and administrative expenses

General and administrative expenses increased $4.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily due to an increase of $2.8 million in professional and legal fees, and an increase of $1.6 million in personnel related costs.

Loss from changes in fair value of convertible notes payable (related party)

Loss from changes in fair value of convertible notes payable increased $6.2 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The fair value of the convertible notes payable was based on a probability-weighted expected return model and included unobservable inputs such as the discount rate and probabilities of certain exit events, including a qualified financing, initial public offering or merger with a SPAC, and estimated recovery in the event of default. The loss recorded on convertible notes payable increased significantly in the first quarter and second quarter of 2023 as the probability of a merger with a special-purpose acquisition company increased and the probability of default decreased. The fair value of the convertible notes payable decreased in the third quarter of 2023, which was mainly caused by the fact that the stock price of the Company upon the Business Combination was lower than what was expected in the second quarter of 2023. See Note 4, “Fair Value Measurement” of the accompanying audited consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Report.

Loss from changes in fair value of FPA put option liability

Loss from changes in fair value of FPA put option liability was $(69) thousand for the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022. The FPA put option liability was recognized in connection with the Forward Purchase Agreement entered into on April 17, 2023 among Anzu, Envoy, and the Meteora parties.

Gain from changes in fair value of FPA warrant liability

Gain from changes in fair value of FPA warrant liability was $842 thousand for the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022. The FPA warrant liability was recognized in connection with the Forward Purchase Agreement entered into on April 17, 2023 among Anzu, Envoy, and the Meteora parties.

Gain from changes in fair value of warrant liability

Gain from changes in fair value of warrant liability was $942 thousand for the year ended December 31, 2023 compared to $0 for the year ended December 31, 2022. On September 29, 2023, all of Anzu’s outstanding 14,166,666 public placement warrants were exchanged for warrants each exercisable for a share of New Envoy Class A Common Stock at a price of $11.50 per share.

Other expense

Other expense increased by $207 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an increase in the fair values of warrant liability (related party) in the first quarter of 2023, offset by the exercise and cancellation of the warrants (related party) immediately prior to the Business Combination in the third quarter of 2023.

Liquidity and Capital Resources

Since our inception we have incurred significant operating losses. We expect to incur significant expenses and continuing operating losses for the foreseeable future as we advance the clinical development of our products. We have funded our operations to date primarily with proceeds from raising funds from issuing equity securities, convertible notes and proceeds from the Business Combination. As of December 31, 2023 and December 31, 2022, we had $4.2 million and $0.2 million of cash, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of the Esteem FI-AMEI implants and replacement components and issuances of our Class A Common Stock, Series A Preferred Stock, warrants, convertible debt, term debt and other financing agreements such as the forward purchase agreement. See Note 1, “Nature of the Business and Basis of Presentation”, of the accompanying audited consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Report.

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to raise sufficient financing when needed or events or circumstances occur such that we do not meet our strategic plans, we may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These matters raise substantial doubt about our ability to continue as a going concern. To the extent that we raise additional capital through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our Acclaim CI implant, future revenue streams, research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Report titled “Risk factors – Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Years Ended December 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(17,654)	$(8,805)
Investing activities	(153)	(218)
Financing activities	21,845	8,092
Effect of exchange rate on cash	(3)	(7)
Net increase (decrease) in cash and cash equivalents	$4,035	$(938)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 was primarily used to fund a net loss of approximately $29.9 million and approximately $1.0 million of cash outflows from net changes in the levels of operating assets and liabilities, adjusted for non-cash expenses in aggregate amount of approximately $13.2 million.

The $1.0 million of cash outflows from net changes in the levels of operating assets and liabilities was primarily due to increases in accounts receivable, other receivable, inventories and prepaid expenses and other current assets and decreases in accrued expenses, product warranty liability and lease liabilities, partially offset by an increase in accounts payable. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report titled “Risk Factors.”

Net cash used in operating activities for the year ended December 31, 2022 was primarily used to fund a net loss of approximately $15.9 million and $0.2 million of cash outflows from net changes in the level of operating assets and liabilities, adjusted for non-cash gains in aggregate amount of approximately $7.3 million.

The $0.2 million of cash outflows from net changes in the levels of operating assets and liabilities was primarily due to an increase in inventory and a decrease in product warranty liability and lease liabilities, partially offset by a decrease in accounts receivable and prepaid expense and other current assets and an increase in accounts payable and accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $0.2 million and consisted of purchases of computer equipment due to increased headcount and purchases of lab equipment.

Net cash used in investing activities for the year ended December 31, 2022 was approximately $0.2 million and consisted of purchases of computer equipment due to increased headcount and purchases of lab equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $21.8 million. This increase was primarily a result of the $11.7 million net proceeds from the Business Combination and from $10.0 million proceeds from the issuance of convertible notes payable to a related party.

Net cash provided by financing activities for the year ended December 31, 2022 was $8.1 million. This increase primarily consisted of proceeds of $8.0 million from the issuance of convertible notes payable to a related party.

Contractual Obligations and Commitments

Our principal commitments consist of our operating leases for office space, and various litigation matters arising in the ordinary course of business. Immediately prior to the Business Combination, the convertible note payable (related party) was converted and as such, is not included on our consolidated balance sheets as of December 31, 2023. Our obligations for leases are described in Note 7, “Operating Leases”, and for further information on our open litigation matters, see Note 15, “Commitments and Contingencies”, of the accompanying consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Related Party Arrangements

Our related party arrangements consist of leasing our headquarters office space from a stockholder, receiving loan financings from stockholders until September 29, 2023 at which point they were converted to common stock. For further information on the related party arrangements refer to Note 5, “Cash Available for Dividend Payments”, Note 7, “Operating Leases”, Note 9, “Convertible Notes Payable (Related Party)” and Note 14, “Related Party Transactions’, of the accompanying consolidated financial statements for the years ended December 31, 2023 and 2022 included elsewhere in this Report.

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

Fair Value Measurement

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Convertible Notes and Envoy Bridge Note (Related Party)	Warrant Liability (Related Party)	FPA Put Option Liability	Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2022	$33,845	$127	$-	$-
Issuances	5,976	-	34	846
Change in fair value	13,332	104	69	(842)
Capital contribution	(14,678)	-	-	-
Conversion	(38,475)	(231)	-	-
Balance as of December 31, 2023	$-	$-	$103	$4

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

Research and Development Expenses

We will incur substantial expenses associated with prototyping, improvements, testing and clinical trials. Accounting for clinical trials relating to activities performed by external vendors requires us to exercise significant estimates regarding the timing and accounting for these expenses. We estimate costs of R&D activities conducted by service providers, which include the conduct of sponsored research and contract manufacturing activities. The diverse nature of services being provided for our clinical trials and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by third parties in connection with clinical trials. We record the estimated costs of R&D activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued expenses or prepaid expenses on the balance sheets and within R&D expense on the statements of operations and comprehensive loss. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Stock-based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The fair value of stock-based payment awards is estimated using the Black-Scholes option model with a volatility figure derived from using a determined peer group of other companies’ stock prices since the trading history of our stock is too short to provide accurate data. We account for the expected term of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in ASC 718, “Share-based payment”. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

We adopted the guidance from ASC 2016-09 and we determined not to apply a forfeiture rate and have made the accounting election that forfeitures will be recognized when the actual forfeiture takes place therefore no estimated forfeiture rate will be recorded.

Recently Issued/Adopted Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 2, “Summary of Significant Accounting Policies” of the accompanying consolidated financial statements as of December 31, 2023 and 2022 and for the years then ended included elsewhere in this Report.

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

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10% or more of sales for the years ended December 31, 2023 and 2022.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. Financial Statements and Supplementary Data

Index to Financial Statements

Envoy Medical, Inc.

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Envoy Medical, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Envoy Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses from operations, has an accumulated deficit of $257.2 million as of December 31, 2023, and relies on external sources of liquidity to sustain operations. These conditions, along with other matters set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Fort Lauderdale, Florida

April 1, 2024

ENVOY MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash	$4,218	$183
Accounts receivable, net	70	41
Other receivable	176	-
Inventories	1,404	1,295
Prepaid expenses and other current assets	957	129
Total current assets	6,825	1,648
Property and equipment, net	351	331
Operating lease right-of-use assets (related party)	464	577
Total assets	$7,640	$2,556
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,554	$1,003
Accrued expenses	4,613	608
Convertible notes payable, current portion (related party)	-	448
Operating lease liability, current portion (related party)	158	125
Product warranty liability, current portion	311	335
Total current liabilities	6,636	2,519
Convertible notes payable, net of current portion (related party)	-	33,397
Product warranty liability, net of current portion	1,923	2,143
Operating lease liabilities, net of current portion (related party)	404	565
Warrant liability	332	-
Forward purchase agreement put option liability	103	-
Forward purchase agreement warrant liability	4	-
Warrant liability (related party)	-	127
Total liabilities	9,402	38,751
Commitments and contingencies (see Note 15)
Stockholders’ deficit:
Series A Preferred stock, $0.0001 par value; 10,000,000 and zero shares authorized as of December 31, 2023 and 2022, respectively; 4,500,000 and zero shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Class A Common stock, $0.0001 par value; 400,000,000 and 232,000,000 shares authorized as of December 31, 2023 and 2022, respectively; 19,599,982 and 10,122,581 shares issued and outstanding as of December 31, 2023 and 2022, respectively	2	1
Additional paid-in capital	255,596	189,904
Accumulated deficit	(257,242)	(225,985)
Accumulated other comprehensive loss	(118)	(115)
Total stockholders’ deficit	(1,762)	(36,195)
Total liabilities and stockholders’ deficit	$7,640	$2,556

The accompanying notes are an integral part of these consolidated financial statements.

ENVOY MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Net revenues	$316	$237
Costs and operating expenses:
Cost of goods sold	789	498
Research and development	8,956	4,975
Sales and marketing	1,666	885
General and administrative	7,276	2,585
Total costs and operating expenses	18,687	8,943
Operating loss	(18,371)	(8,706)
Other income (expense):
Loss from changes in fair value of convertible notes payable (related party)	(13,332)	(7,090)
Change in fair value of Forward purchase agreement put option liability	(69)	-
Change in fair value of Forward purchase agreement warrant liability	842	-
Change in fair value of warrant liability	942	-
Other income (expense)	80	(127)
Total other income (expense), net	(11,537)	(7,217)
Net loss	$(29,908)	$(15,923)

Net loss attributable to common stockholders, basic	$(29,908)	$(15,923)
Net loss attributable to common stockholders, diluted	$(29,908)	$(15,923)
Net loss per share attributable to common stockholders, basic	$(2.38)	$(1.57)
Net loss per share attributable to common stockholders, diluted	$(2.38)	$(1.57)
Weighted-average common stock outstanding, basic	12,552,925	10,123,169
Weighted-average common stock outstanding, diluted	12,552,925	10,123,169
Other comprehensive loss:
Foreign currency translation adjustment	(3)	(7)
Other comprehensive loss	(3)	(7)
Comprehensive loss	$(29,911)	$(15,930)

The accompanying notes are an integral part of these consolidated financial statements.

ENVOY MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Redeemable Preferred Convertible Stock		Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2021	4,000,000	$19,973	-	$-	139,162,672	$1,392	$163,818	$(210,062)	$(108)	$(44,960)
Retrospective application of Merger	(4,000,000)	(19,973)	-	-	(129,039,485)	(1,391)	21,364	-	-	19,973
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	4,722	-	-	4,722
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(7)	(7)
Net loss	-	-	-	-	-	-	-	(15,923)	-	(15,923)
Common stock surrendered	-	-	-	-	(606)	-	-	-	-	-
Balance at December 31, 2022	-	$-	-	$-	10,122,581	$1	$189,904	$(225,985)	$(115)	$(36,195)
Deemed capital contribution from related party (Note 9)	-	-	-	-	-	-	18,702	-	-	18,702
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(3)	(3)
Net loss	-	-	-	-	-	-	-	(29,908)	-	(29,908)
Exchange of redeemable Convertible preferred stock for Class A Common stock in connection with Merger (Note 3)	-	-	-	-	-	-	-	-	-	-
Conversion of Convertible Notes into Class A Common stock in connection with Merger (Note 3)	-	-	-	-	4,874,707	1	27,493	-	-	27,494
Conversion of Envoy Bridge Note into Series A Preferred stock in connection with Merger (Note 3)			1,000,000	-	-	-	10,982	-	-	10,982
Preferred stock subscriptions (Note 3)	-	-	-	-	-	-	2,000	-	-	2,000
Net exercise of warrants (related party) (Note 10)	-	-	-	-	2,702	-	-	-	-	-
Merger net of redemptions and transaction costs (Note 3)	-	-	2,500,000	-	4,115,874	-	(1,785)	-	-	(1,785)
Meteora forward purchase agreement shares (Note 3)	-	-	-	-	434,118	-	(1,384)	-	-	(1,384)
Issuance of Series A Preferred Stock to PIPE Investors (Note 3)	-	-	1,000,000	-	-	-	10,000	-	-	10,000
Stock issued on December 14, 2023	-	-	-	-	50,000	-	109	-	-	109
Dividends on the Series A Preferred Shares	-	-	-	-	-	-	-	(1,349)	-	(1,349)
Stock-based compensation	-	-	-	-	-	-	1,575	-	-	1,575
Return of the subscription proceeds for the additional Series A Preferred Stock	-	-	-	-	-	-	(2,000)	-	-	(2,000)
Balance at December 31, 2023	-	-	4,500,000	$-	$19,599,982	$2	$255,596	$(257,242)	$(118)	$(1,762)

The accompanying notes are an integral part of these consolidated financial statements.

ENVOY MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(29,908)	$(15,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133	75
Stock-based compensation	1,575	-
Change in fair value of convertible notes payable (related party)	13,332	7,090
Other expense related to warrant liability (related party)	(127)	35
Change in fair value of warrant liability	(942)	-
Change in fair value of Forward purchase agreement warrant liability	(842)	-
Change in fair value of Forward purchase agreement put option liability	69	-
Change in operating lease right-of-use assets (related party)	113	119
Change in inventory reserve	(99)	(41)
Changes in operating assets and liabilities:
Accounts receivable	(29)	47
Other receivable	(176)	-
Inventories	(10)	(194)
Prepaid expenses and other current assets	(828)	38
Accounts payable	551	342
Operating lease liabilities (related party)	(128)	(6)
Accrued expenses	(94)	133
Product warranty liability	(244)	(520)
Net cash used in operating activities	(17,654)	(8,805)
Cash flows from investing activities
Purchases of property and equipment	(153)	(218)
Net cash used in investing activities	(153)	(218)
Cash flows from financing activities
Proceeds from the issuance of convertible notes payable (related party)	10,000	8,000
Proceeds from the issuance of stock	109	-
Proceeds from the PIPE Transaction, the Forward Purchase Agreement, and the Business Combination, net of transaction costs	11,736	-
Issuance of warrants (related party)	-	92
Net cash provided by financing activities	21,845	8,092
Effect of exchange rate on cash and cash equivalents	(3)	(7)
Net increase (decrease) in cash	4,035	(938)
Cash at beginning of year	183	1,121
Cash at end of year	$4,218	$183
Supplemental disclosures of cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash investing and financing activity
Deemed capital contribution from related party	$18,702	$4,722
Dividends on Series A Preferred Shares	$1,349	$-
SPAC excise tax liability recognized	$2,248	$-
Convertible debt exchanged for equity	$27,493	$-
Bridge note exchanged for equity	$10,982	$-
Series A Preferred Shares issued to PIPE investor in connection with the Merger	$10,000	$-
Prepaid forward purchase agreement	$1,384	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Envoy Medical, Inc. (“Envoy Medical” or the “Company”) is a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Envoy Medical’s technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. The Company’s first commercial product, the Esteem FI-AMEI, is a fully implanted active middle ear hearing device. The Esteem FI-AMEI was approved for sale in 2010 by the United States Food and Drug Administration (“FDA”).

Envoy Medical believes the fully implanted Acclaim® Cochlear Implant is a first-of-its-kind cochlear implant. Envoy Medical’s fully implanted technology includes a sensor designed to leverage the natural anatomy of the ear instead of a microphone to capture sound. The Acclaim CI is designed to address severe to profound sensorineural hearing loss that is not adequately addressed by hearing aids. The Acclaim CI will only be indicated for adults who have been deemed adequate candidates by a qualified physician. The Acclaim Cochlear Implant received the Breakthrough Device Designation from the FDA in 2019. However, the process of medical device development is inherently uncertain and there is no guarantee that this designation will accelerate the timeline for FDA approval or make it more likely that the Acclaim CI will be approved.

On September 29, 2023 (the “Closing Date”), a merger transaction between Envoy Medical Corporation (“Envoy”), Anzu Special Acquisition Corp I (“Anzu”) and Envoy Merger Sub, Inc., a directly, wholly owned subsidiary of Anzu (“Merger Sub”) was completed (the “Merger” or “Business Combination”, see Note 3) pursuant to the business combination agreement, dated April 17, 2023 (as amended, the “Business Combination Agreement”). In connection with the closing of the Merger (the “Closing”), Merger Sub merged with Envoy, with Envoy surviving the merger as a wholly owned subsidiary of Anzu. In connection with the Closing, Anzu changed its name to Envoy Medical, Inc. The Company’s Class A common stock, par value $0.0001 per share (“New Envoy Class A Common Stock”), and the Company’s warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) on October 2, 2023 under the symbols “COCH” and “COCHW,” respectively.

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

The consolidated financials include the accounts of Envoy Medical, Inc. and its wholly-owned subsidiaries Envoy Medical Corporation and Envoy Medical GmbH (Ansbach) (GmbH), which operates a sales office in Germany. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

2. Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $257.2 million at December 31, 2023. The Company has funded its operations and capital needs primarily through net proceeds from the issuances of convertible debt (see Note 9) and the sale of Envoy redeemable convertible preferred stock. In September 2023, the Company received $11.7 million proceeds from the Business Combination, Forward Purchase Agreement, and the PIPE Transaction, net of transaction costs. The Company had cash of $4.2 million as of December 31, 2023.

Management believes that its existing cash balances combined with future capital raises, and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the consolidated financial statements are issued. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balances and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to the useful lives of property and equipment, inventory reserves, warranty liability, the fair value of common stock, the fair value of convertible notes payable, the fair value of forward purchase agreement assets, the fair value of forward purchase agreement warrant liability, the fair value of warrants and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the consolidated statements of operations and comprehensive loss.

Reclassification

Certain items in prior financial statements have been reclassified to conform to the current presentation.

Out of Period Reclassification

For the fiscal year ended December 31, 2022 the Company recorded an out-of-period reclassification of approximately $0.5 million its consolidated statements of operations and comprehensive loss to decrease cost of goods sold, and increase research and development expenses, and were made to update expense allocations for the year ended December 31, 2022. The Company determined that the reclassifications did not have a material impact to its current or prior period consolidated financial statements.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10.0% or more of sales for the years ended December 31, 2023 and December 31, 2022, respectively. There were no customers that accounted for 10.0% or more of the accounts receivable balance as of December 31, 2023 and December 31, 2022.

Cash and Restricted Cash

The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits. The Company is required to maintain an amount equal to the first-year dividend payments required under the terms of the Series A Preferred Stock. As of December 31, 2023 the Company was unable to comply with this requirement. Please see Note 5 for further discussion.

Accounts Receivable, Net of Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Accounts receivable are presented net of an allowance for doubtful accounts. Management performs ongoing credit evaluations of its customers based on financial information provided by the customer. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company estimates its allowance for doubtful accounts by considering numerous factors, including delinquency trends along with ongoing customer credit evaluations. The Company writes off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company had no material bad debt expense and there were no material contract assets as of December 31, 2023 and 2022. The allowance for doubtful accounts was not material as of December 31, 2023 and 2022.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability and product life cycle stage, historical net sales and demand forecasts which consider the assumptions about future demand and market conditions. Inventory on hand that is not expected to be sold or utilized is considered excess, and the Company recognizes the write-down in cost of revenue at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. At the time of loss recognition, a new cost basis is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation. Additions and improvements that extend the lives of the assets are capitalized, while expenditures for repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in operating results. Depreciation is calculated using the straight-line method over the estimated useful life of the asset, which ranges from three to seven years for property and equipment.

Operating Leases

Effective January 1, 2022, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) No. 2016-02, Leases (“Topic 842”) as subsequently amended. The Company adopted Topic 842, as amended, under the alternative modified retrospective transition approach, with no cumulative-effect adjustment on the opening balance of accumulated deficit as of the effective date (the effective date method). Under the effective date method, financial results reported in periods prior to January 1, 2022, are unchanged. The Company elected not to recognize the right to use an underlying asset (right-of-use “ROU” asset) and lease liabilities for short-term leases, which are those that have a lease term of twelve months or less, and includes renewal options in the measurement of lease liabilities only when the option to purchase or renew lease for the underlying asset is reasonably certain to be exercised. The Company has elected as an accounting policy to account for lease components and associated non-lease components as a single component.

The Company leases its headquarters office space under an operating lease with a related party. The Company also leases office space in Germany under an operating lease (see Note 7). The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement and as necessary at modification. Operating leases are recorded on the consolidated balance sheets with operating lease assets representing the right to use the ROU asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. The Company excludes variable lease payments in measuring ROU assets and lease liabilities, other than those that depend on an index, a rate or are in-substance fixed payments.

ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date and exclude lease incentives. The discount rate implicit within the Company’s leases is generally not determinable; therefore, the Company determines the discount rate using its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including equipment and ROU assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the assets are less than its carrying value. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value. The Company did not incur any impairment charges during the years ended December 31, 2023 and 2022.

Fair Value Measurement

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification “ASC” Topic 820, “Fair Value Measurement” (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company elected the fair value option for the convertible notes payable (related party) under ASC Topic 825, “Financial Instruments”, with changes in fair value recorded in income (loss) from changes in fair value of convertible notes payable (related party) each reporting period. The convertible notes payable (related party) consists of convertible notes issued between 2012 and 2022 (“Convertible Notes”) and the Envoy Bridge Note. The Company’s forward purchase agreement asset, forward purchase agreement warrant liability, and warrant liability (related party) are also Level 3 financial instruments at fair value and are described below (see Note 4).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign-currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its warrant liability in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. The warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss.

The Company accounts for its Forward Purchase Agreement in accordance with ASC 815-40. Accordingly, the Company recognizes the FPA put option liability and the forward purchase agreement warrant liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss.

Warrant Liability

The Company classifies certain warrants issued to stockholders to purchase Envoy Common Stock (see Note 10) as a liability on its consolidated balance sheets as these warrants are a free-standing financial instrument that may require the Company to transfer assets upon exercise. The warrant liability was initially recorded at fair value upon the date of issuance and is subsequently remeasured to fair value at each reporting date. Changes in the fair value of the warrant liability are recognized in the Company’s consolidated statements of operations and comprehensive loss. Changes in the fair value of the warrant liability will continue to be recognized until the warrants are exercised, expire or qualify for equity classification.

SPAC Excise Tax Liability

The Company recognizes excise tax as an incremental cost to repurchase the treasury shares, with an offsetting tax liability recognized. The SPAC excise tax liability was recorded in accrued expenses in the Company’s consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which provides a five-step model for recognizing revenue from contracts with customers as follows:

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

The Company primarily derives revenue from the sale of its hearing device products. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, at the time the Company is notified the product has been implanted or used by the customer in a surgical procedure. The Company also sells extended warranty plans on a limited basis. Revenue from extended warranty plans is recognized ratably over time and is immaterial. Amounts received from a customer prior to fulfillment of the performance obligation are included as accrued expenses on the consolidated balance sheets and are immaterial as of December 31, 2023 and December 31, 2022. The Company has elected to account for shipping and handling activities performed as activities to fulfill the promise to transfer the products, and therefore these activities are not assessed as a separate performance obligation to its customers.

Revenue is measured as the amount of consideration the Company expects to receive, which is based on the invoiced price. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company’s contracts do not include variable consideration.

Payment terms differ by geography and customer, but payment is generally required within 30 days from the date of product utilization. The Company also offers extended payment plans on a limited basis. Amounts due to the Company under payment plans that extend beyond 12 months are immaterial as of December 31, 2023 and 2022, therefore the Company does not adjust the promised amount of consideration for the effects of a significant financing component.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of merchandise sold, as well as the related inbound freight costs and labor directly attributable to bringing certain goods to a saleable condition. In categorizing costs, the Company captures applicable depreciation and costs to maintain and run revenue generating technology, equipment related costs and any personnel-related costs as cost of goods sold.

Product Warranty

The Company provides a limited warranty for implantable components. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The limited warranty liability is recorded in accrued expenses in the consolidated balance sheets. As of December 31, 2023 and 2022, the amount of accrued limited warranty was immaterial and the Company’s warranty payments were immaterial.

During 2013, the Company offered a lifetime warranty to clinical trial patients to cover battery and surgery related costs. The Company estimates the costs that may be incurred under this lifetime warranty and records a liability in the amount of such costs at its present value. The lifetime warranty is recorded in warranty liability in the consolidated balance sheets. As of December 31, 2023 and 2022, warranty liability was $2.2 million and $2.5 million, respectively, of which $0.3 million and $0.3 million, respectively, was classified as a current liability in the consolidated balance sheets.

Patents

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Research and Development Costs

Expenditures for research and development activities are charged to operations as incurred. Research and development costs include salaries, employee benefits and laboratory testing expenses.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

The Company recognizes the financial statement benefit of a tax position only to the extent the position is more likely than not to be sustained upon audit based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has elected to recognize interest and penalties related to uncertain tax positions in the provision for income taxes.

Foreign Currency Translation

The Euro is the functional currency for the Company’s foreign subsidiary in Germany. The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the end-of-the-period exchange rates, and the revenues and expenses are translated at weighted-average rates for the year. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the consolidated statements of redeemable convertible preferred stock and shareholders’ deficit as a component of accumulated other comprehensive loss.

Net Loss per Share

The Company applies the two-class method to compute basic and diluted net loss per share attributable to common shareholders, when shares meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common shareholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (loss) for the period had been distributed. The Company reported a net loss attributable to common shareholders for the years ended December 31, 2023 and 2022.

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock or convertible notes, into common stock, under the if-converted method. Due to the net losses for the years ended December 31, 2023 and 2022, basic and dilutive net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Stock-based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The fair value of stock-based payment awards is estimated using the Black-Scholes option model with a volatility figure derived from using a determined peer group of other companies’ stock prices since the trading history of the Company’s stock is too short to provide accurate data. The Company accounts for the expected term of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in ASC 718, “Share-based payment”. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The Company has adopted the guidance from ASC 2016-09 and has determined not to apply a forfeiture rate and has made the accounting election that forfeitures will be recognized when the actual forfeiture takes place therefore no estimated forfeiture rate will be recorded.

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

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Effective

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Measurement of Credit Losses on Financial Instruments” (“ASU No 2016-13”). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The Company adopted Topic 326 with an adoption date of January 1, 2023 using the modified retrospective approach. As a result, the Company changed its accounting policy for allowance for credit losses. The Company monitors accounts receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The adoption did not have a material effect on the Company’s accompanying consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the chief operating decision maker (“CODM”) evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Other than the item noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that have a significant impact, or potential significant impact, to these consolidated financial statements.

3. Merger

As discussed in Note 1, on September 29, 2023, the Company completed the Merger. Upon the Closing, the following occurred:

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

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Anzu was treated as the acquired company for financial reporting purposes. Accordingly, for accounting purposes, the Merger was treated as the equivalent of the Company issuing shares for the net assets of Anzu, accompanied by a recapitalization. The net assets of Anzu were stated at historical cost with no goodwill or other intangible assets recorded.

The following table presents the total shares of New Envoy Class A Common Stock and Series A Preferred Stock outstanding immediately after the Closing:

Class A Common Stock	Number of Shares
Exchange of Anzu Class A Common Stock subject to possible redemption that was not redeemed for New Envoy Class A Common Stock	1,500,874
Conversion of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors into New Envoy Class A Common Stock*	2,615,000
Subtotal - Merger, net of redemptions	4,115,874
Exchange of Envoy Common Stock for New Envoy Class A Common Stock	8,850,526
Exchange of Envoy Preferred Stock for New Envoy Class A Common Stock	1,272,055
Conversion of Convertible Notes as of September 29, 2023 into New Envoy Class A Common Stock	4,874,707
Net exercise of Envoy Warrants	2,702
Issuance of share consideration to Meteora parties	8,512
Shares recycled by Meteora parties	425,606
19,549,982

*	1,000,000 shares of the New Envoy Class A Common Stock are unvested and subject to restrictions and forfeitures per the Sponsor Support Agreement. These shares will vest upon the FDA approval of Acclaim CI or upon a change of control of the Company (see Note 10)

Series A Preferred Stock	Number of Shares
Exchange of Anzu Class B Common Stock for Series A Preferred Stock	2,500,000
Issuance of Series A Preferred Stock in connection with the PIPE Transaction	1,000,000
Issuance of Series A Preferred Stock in connection with the conversion of the Envoy Bridge Note	1,000,000
4,500,000

4. Fair Value Measurement

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$-	$-	$4	$4
FPA put option liability	-	-	103	103
Warrant liability	332	-	-	332
	$332	$-	$107	$439

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Liabilities:
Convertible notes payable, net of current portion (related party)	$-	$-	$33,397	$33,397
Convertible notes payable, current portion (related party)	-	-	448	448
Warrant liability (related party)	-	-	127	127
	$-	$-	$33,972	$33,972

The fair values of the FPA put option liability and the forward purchase agreement warrant liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurements. The following table presents the quantitative information regarding Level 3 fair value measurements of the FPA put option liability and the forward purchase agreement warrant liability:

December 31, 2023
Stock price	$1.81
Initial exercise price	$10.46
Remaining term (in years)	0.75
Risk-free rate	4.90%

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

Effective concurrently with the Merger, the outstanding balance of principal and accrued interest of the Convertible Notes was automatically converted into New Envoy Class A Common Stock and the outstanding balance of principal and accrued interest of the Envoy Bridge Note was converted into Series A Preferred Stock (see Note 3). As such, the Convertible Notes and Envoy Bridge Note were derecognized from the consolidated balance sheet. Immediately prior to the Merger, the fair value of the Convertible Notes was calculated by multiplying the amount of New Envoy Class A Common Stock the Convertible Notes converted into by the fair value of these shares. The fair value of the New Envoy Class A Common Stock was based on the listed prices for the shares, immediately prior to the Merger. Immediately prior to the Merger, the fair value of the Envoy Bridge Note was calculated by multiplying the amount of Series A Preferred Stock the Envoy Bridge Note converted into, by the fair value of these shares. The fair value of the Series A Preferred Stock was estimated using a Monte Carlo Simulation model, which is a Level 3 fair value measurement. The following table presents the quantitative information regarding Level 3 fair value measurements of the Series A Preferred Stock, which was valued at $10.98 per share.

September 29, 2023
Underlying stock price	$7.02
Exercise price	$11.50
Expected term (in years)	10.00
Expected volatility	48.9%

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

The following table presents the unobservable inputs of the warrant liability (related party):

December 31, 2022
Risk-free interest rate	3.9%
Expected dividend yield	0.0%
Expected term (in years)	9.5
Expected volatility	62.8%

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Convertible Notes and Envoy Bridge Note (Related Party)	Warrant Liability (Related Party)	FPA Put Option Liability	Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2022	$33,845	$127	$-	$-
Issuances	5,976	-	34	846
Change in fair value	13,332	104	69	(842)
Capital contribution	(14,678)	-	-	-
Conversion	(38,475)	(231)	-	-
Balance as of December 31, 2023	$-	$-	$103	$4

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

5. Cash available for dividend payments

Pursuant to the certificate of designation of the Series A Preferred Stock, the Company is required to maintain the funds allocated for the first four (4) quarterly dividend payments in a separate account, for a total of $5.4 million, for use in the payment of dividends to holders of the Series A Preferred Stock. In the event the Company misses a required dividend payment, an additional dividend on the amount of the unpaid portion of the missed dividend will automatically accrue at the regular dividend rate of 12%.

As of December 31, 2023 the Company was unable to maintain this balance and continue funding normal operations. Notwithstanding its inability to maintain funds in a separate account, as of December 31, 2023 the Company had paid all dividend payments required under the certificate of designation of the Series A Preferred Stock.

6. Inventories

Inventories, consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Raw materials	$1,162	$1,010
Work-in-progress	158	164
Finished goods	84	121
	$1,404	$1,295

7. Operating Leases

The Company leases its headquarters office space in Minnesota and leases office space in Germany. The lease for the Company’s headquarters office space expires at the end of 2027. This headquarters office space lease is with a stockholder, which is considered a related party. The lease of the office space in Germany is not with a related party and is immaterial.

The components of leases and lease costs were as follows (in thousands):

	Years Ended
	December 31, 2023	December 31, 2022
Operating lease right-of-use assets (related party)	$464	$577

Operating lease liability, current portion (related party)	$158	$125
Operating lease liabilities, net of current portion (related party)	404	565
	$562	$690

	Years Ended December 31,
	2023	2022
Operating lease cost	$127	$124
	$127	$124

Other supplemental information of lease amounts recognized in the consolidated financial statements is summarized as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$142	$138

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term - in years	3.9	4.9
Weighted-average discount rate	5.0%	5.0%

Future lease payments associated with these leases were as follows on December 31, 2023 (in thousands):

Amount
2024	$162
2025	154
2026	155
2027	99
570
Less: Imputed interest	(8)
$562

8. Product Warranty Liability

Changes in warranty liability were as follows (in thousands):

Amount
Balance as of December 31, 2022	$2,478
Reversal of product warranty accrual	(117)
Utilization	(127)
Balance as of December 31, 2023	$2,234

The assumptions utilized in developing the liability as of December 31, 2023, include an estimated cost per unit of $6 thousand, an average battery life of 5 years, inflationary increase of 3.6%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.0% was used in the calculation as of December 31, 2023.

9. Convertible Notes Payable (Related Party)

The Company received several loan financings from stockholders from 2012 to 2023, in an aggregate outstanding principal amount of $69.7 million as of September 29, 2023. The Company elected the fair value option for the Convertible Notes and the Envoy Bridge Note under ASC Topic 825, “Financial Instruments”, with changes in fair value recorded in earnings each reporting period. The Convertible Notes and Envoy Bridge Note do not include any financial covenants and are subject to acceleration upon the occurrence of specified events of default. The terms of the Convertible Notes and the Envoy Bridge Note are described below.

2012 Convertible Note

In 2012, the Company issued a convertible note to a controlling stockholder and member of the board of directors (“2012 Convertible Note”), which was subsequently amended and restated. These amendments allowed for the issuance of additional principal under the existing agreements and resulted in various drawdowns since 2012. In March 2021, the 2012 Convertible Note agreement was amended and restated to allow for an additional draw of $10.0 million. The March 2021 amendment also extended the maturity date of both the existing debt and any future draws to December 31, 2025. In June 2022, the 2012 Convertible Note agreement was amended and restated to allow for an additional draw of $10.0 million. These amendments were accounted for as debt modifications. On April 17, 2023, the drawdowns that were made in 2023 with an aggregate principal amount of $4.0 million were transferred to another convertible note with the same stockholder, refer to the Envoy Bridge Note disclosure below.

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

Effective concurrently with the Merger, the outstanding balance of principal and any unpaid accrued interest was automatically converted into New Envoy Class A Common Stock at a conversion price of $15.72 per share (see Note 3) and the fair value of the 2012 Convertible Notes was derecognized from the consolidated balance sheets.

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

Effective concurrently with the Merger, the outstanding balance of principal and any unpaid accrued interest was automatically converted into New Envoy Class A Common stock at a conversion price of $15.72 per share and the fair value of the 2013 Convertible Notes was derecognized from the consolidated balance sheets (see Note 3).

Envoy Bridge Note (“2023 Convertible Note”)

On April 17, 2023, the Company entered into a convertible promissory note agreement with a controlling stockholder and member of the board of directors for an aggregate borrowing capacity of $10.0 million, an interest rate of 4.5% per annum and maturity date of December 31, 2025. The Envoy Bridge Note was unsecured. According to this agreement, $4.0 million of the borrowing capacity was funded via the transfer of $4.0 million in principal from the 2012 Convertible Note. An additional $3.0 million was drawn upon during the second quarter of 2023 and $3.0 million was drawn upon during the third quarter of 2023. The transfer of $4.0 million in principal from the 2012 Convertible Note to the Envoy Bridge Note was accounted for as a debt modification.

The difference between the proceeds received and the issuance-date fair value was recorded as a deemed capital contribution from related party in the consolidated statements of stockholders’ deficit.

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

Effective concurrently with the Merger, the outstanding balance of principal and any unpaid accrued interest, was automatically converted to Series A Preferred Stock at a conversion price of $10.00 per share and the fair value of the Envoy Bridge Note was derecognized from the consolidated balance sheets.

10. Common Stock

As of December 31, 2023 and December 31, 2022, the Company was authorized to issue 400,000,000 shares of New Envoy Class A Common Stock and 232,000,000 shares of Envoy Common Stock, respectively. The voting, dividend and liquidation rights of the holders of the Company’s stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 11).

Contingent Sponsor Shares

Pursuant to the Sponsor Support Agreement, 1,000,000 shares of New Envoy Class A Common Stock held by the Sponsor are unvested and subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement (the “Contingent Sponsor Shares”). The Contingent Sponsor Shares will vest upon the United States Food and Drug Administration’s approval of the Company’s Acclaim cochlear implant device (the “FDA Approval”). If a change of control of the Company occurs following the Closing, then the conditions for vesting of any Contingent Sponsor Shares that remain unvested as of immediately prior to the consummation of the change of control will be deemed to have been achieved and such Contingent Sponsor Shares will immediately vest as of immediately prior to the consummation of such change of control.

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

In July 2022, the Company issued a warrant to purchase 1,150,000 shares of Envoy Common Stock to one stockholder in connection with the 2012 Convertible Note (see Note 9). Upon issuance, the holder’s exercise of the warrants was conditioned on the Company increasing its authorized shares. As there were insufficient authorized shares available at the time of issuance, the warrant was classified as a liability and measured at fair value as of December 31, 2022. The Company incurred an expense of $0.1 million upon the issuance of the warrant and $0.1 million for the change in the fair value of the warrant liability during the year ended December 31, 2023.

On April 17, 2023, the common stock warrants were amended to provide for automatic cashless exercise or cancellation of the warrants immediately prior to the Merger. On September 29, 2023, the warrants were canceled or converted on a net exercise basis into shares of New Envoy Class A Common Stock. Out of the 8,695,000 warrants outstanding prior to the Merger, 70,000 were converted into 2,702 shares of New Envoy Class A Common Stock. Out of the remaining 8,625,000 warrants that were forfeited as part of the Business Combination, 1,150,000 were classified as a liability in the Company’s historical financial statements. The forfeiture of the liability classified warrants was recorded as a gain of $0.2 million in the consolidated statements of operations and comprehensive loss.

There were no outstanding common stock warrants (related party) as of December 31, 2023. The following table summarizes the Company’s outstanding common stock warrants (related party) as of December 31, 2022:

Year of issue	Numbers of Shares Issuable	Exercise Price	Expiration Date	Classification
2013	70,000	$0.25	Nov-2023	Equity
2015	2,300,000	$1.00	Nov-2025	Equity
2017	2,300,000	$1.00	Aug-2027	Equity
2018	805,000	$1.00	Jan-2029	Equity
2019	920,000	$1.00	Dec-2029	Equity
2021	1,150,000	$1.00	Dec-2030	Equity
2022	1,150,000	$1.00	July-2032	Liability
	8,695,000

11. Series A Preferred Stock

As of December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to the Envoy Bridge Note, the Sponsor Support Agreement and the Subscription Agreement, the Company issued an aggregate of 4,500,000 shares of Series A Preferred Stock (see Note 3) as of December 31, 2023.

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

Conversion rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of New Envoy Class A Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of December 31, 2023 and is adjustable for certain dilutive events.

At any time from and after 90 days following the Merger, if the closing price per share of New Envoy Class A Common Stock is greater than $15.00 for any twenty (20) trading days within a period of thirty (30) trading days, the Company may elect, in its discretion, to convert all, but not less than all, of the then outstanding shares of Series A Preferred Stock into shares of New Envoy Class A Common Stock. In this case, each share of Series A Preferred Stock then outstanding shall be converted into the number of shares of New Envoy Class A Common Stock equal to the quotient of i) $10.00 divided by ii) $15.00.

Redemption

The holders of Series A Preferred Stock are not entitled to any redemption rights, other than those under their liquidation rights discussed below. The Company does not have the option to redeem the Series A Preferred Stock.

Dividend Rights

The holders of Series A Preferred Stock are entitled to a cumulative dividend which accrues at the rate of 12% of the original issuance price of $10.00 per annum. The dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared, and will be payable in cash on a quarterly basis. With respect to the first four (4) dividends, the Company is required to maintain the funds allocated for such dividends in a separate account, which as of December 31, 2023 totaled $5.4 million. If the Company fails to pay the dividends on the dividend payment date, then an additional dividend on the amount of the unpaid portion shall automatically accrue at 12%. See Note 5 for further discussion.

Pursuant to the Sponsor Support Agreement, any dividends arising from the portion of Series A Preferred Shares to which the Sponsor Support Agreement applies will accrue and not require timely payment at any time when the Company has less than $10 million of net tangible assets. As of December 31, 2023 the Company determined it had less than $10 million of net tangible assets, accordingly it has deferred payment on 2.5 million of the 4.5 million shares outstanding, or $750 thousand.

There were no common stock dividends declared as of December 31, 2023.

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

On April 17, 2023, the Company and the stock option holders for awards outstanding as of the date of the Merger under the 2013 Stock Option Plan, agreed that the stock options will be cancelled and terminated for no consideration upon the Merger.

On April 17, 2023, the Company’s board of directors adopted a new equity incentive plan, and the plan was approved by the stockholders on September 27, 2023 (the “2023 Equity Incentive Plan”). An aggregate of 4,000,000 shares of Common Stock are reserved and may be issued under the 2023 Equity Incentive Plan, provided that until such time as certain milestones are achieved the aggregate number of shares of Common Stock that may be issued pursuant to the 2023 Equity Incentive Plan will be 2,500,000 shares. As of December 31, 2023 there were 1,967,734 options outstanding under the 2023 Equity Incentive Plan. The Company initially values options on the grant date. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, generally vesting based on continued service over four years and expire ten years from the date of grant, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. Certain stock options granted in 2023 under the 2023 Equity Incentive Plan have a certain percentage that are exercisable at any time following the date of grant and then vest based on continuous service over three years and expire ten years from the date of grant.

On October 15, 2023, the Company granted 2,085,034 stock options to certain employees and directors with an exercise price of $2.40 per share, out of which, 720,505 stock options were fully unvested on the grant date. For any employee or director that received stock options that are fully unvested on the grant date, the vesting conditions are that one-fourth (25%) of these stock options shall vest on the first anniversary of the grant date and the remaining portion (75%) of these stock options shall be vested ratably, on a monthly basis, over a 36-month vesting period. For any employee or director that received stock options that are 25%, 50% or 75% vested on the grant date based on service period, the vesting conditions are that the stock options shall vest ratably, on a monthly basis, over a 36-month vesting period.

On December 11, 2023, the Company granted 146,625 stock option to a certain employee with an exercise price of $2.19 per share. One-fourth (25%) of these stock options shall vest on the first anniversary of the grant date and the remaining portion (75%) of these stock options shall be vested ratably, on a monthly basis, over a 36-month vesting period.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options. In applying the Black-Scholes option pricing model, the Company used the following assumptions in 2023:

Expected Volatility	72.4% - 73.8%
Expected Dividend Yield	0%
Expected Life (Term)	5.77 - 6.25 Years
Risk-free Rate	4.26% - 4.66%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2023 and 2022:

	Options	Weighted-average Exercise Price per Option	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Oustanding at December 31, 2022	263,000	$1.25	1.01	$-
Granted	2,085,034	$2.39	9.8
Terminated	(380,300)	$1.60	n/a
Outstanding at December 31, 2023	1,967,734	$2.38	9.8
Exercisable and vested at December 31, 2023	907,262	$2.40	9.8	$-

The aggregate intrinsic value of stock options outstanding as of December 31, 2023 and 2022 is zero because the fair value of the underlying Envoy Common Stock was less than the exercise price for all options as of each date.

The stock-based compensation expense related to option grants was approximately $1.6 million and $0 during the years ended December 31, 2023 and 2022, respectively. The aggregate grant-date fair value of options that vested during the years ended December 31, 2023 and 2021 was $1,449,611 and $0, respectively. The weighted average grant date fair value of option activity during the year are as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022
Granted	2,085,034	$1.61
Vested	(907,262)	$1.60
Forfeited	(117,300)	$1.66
Unvested balance at December 31, 2023	1,060,472	$1.62

As of December 31, 2023, stock-based compensation related to nonvested option awards of approximately $1.6 million remains unamortized, which is expected to be recognized over a weighted-average period of 3.53 years as of December 31, 2023.

Total stock-based compensation expense associated with stock options was classified as follows on the statement of operations for the years ended December 31:

	2023	2022
Research and development expense	$156	$-
Sales and marketing expense	63	-
General and administrative expense	1,356	-
Total stock-based compensation expense	$1,575	$-

13. Income Taxes

The provision for income taxes consisted of the following for the years ended December 31 (in thousands):

	2023	2022
Current
Federal	$—	$—
State	—	—
Deferred expense (benefit)	5,776	645
Deferred tax asset valuation allowance	(5,776)	(645)
	$—	$—

The Company has incurred net operating losses since inception. A reconciliation of income tax (benefit) expense to the statutory federal tax rate is as follows:

	2023	2022
Tax expense at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.5%	1.5%
Permanent items	-11.8%	-9.5%
Federal business credits	-0.4%	-0.6%
Valuation allowance	-10.3%	-4.1%
Rate changes	0.0%	0.8%
Expiration of NOL carryovers	0.0%	-9.1%
Effective income tax rate	0.0%	0.0%

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (liabilities) were as follows as of December 31 (in thousands):

	2023	2022
Net operating loss carryforward	41,156	40,296
Startup/organization costs	3,865	—
Research and development credit	1,960	2,041
Other deferred tax liabilities	(20)	—
Derivative instruments	(418)	—
Other	3,685	2,081
Less: Valuation allowance	50,228	44,418
	(50,228)	(44,418)
	—	—

The reconciliation of tax contingencies is as follows (in thousands):

	2023	2022
Gross tax contingencies – January 1	545	608
Gross decreases for current year	(29)	—
Lapse of statute of limitations	—	(63)
Gross tax contingencies – December 31	516	545

The change in valuation allowance was $5.8 million and $0.6 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the Company had federal tax net operating loss carryforwards of approximately $180.0 million which will be available to offset earnings during the carryforward period. Additionally, as of December 31, 2023, the Company had state net operating loss carryforwards of approximately $49.0 million. If not used, these carryforwards, including federal tax carryforwards generated prior to December 31, 2017, began to expire in 2022 continuing through 2035. As a result of the Tax Cuts and Jobs Act, the federal tax net operating loss carryforwards generated in the years ended December 31, 2018 through 2022 do not expire. In addition, significant changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code could put limitations on the availability of the net operating loss carryforwards. Currently, no analysis has been performed to determine the applicability of the limitations if any that may have occurred to date.

As of December 31, 2023, the Company had federal research and development credits carryforwards of approximately $1.8 million. Additionally, the Company had gross state research and development credits carryforwards of approximately $0.8 million as of December 31, 2023. Both the federal and state research and development credits carryforwards will be available to offset earnings during the carryforward period. If not used, these credits will expire in 2022 through 2035.

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the consolidated financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the consolidated financial statements unless it is more likely than not of being sustained.

The Company has reduced its deferred tax asset for research and development credit by approximately $0.5 million and $0.5 million for uncertain tax positions as of December 31, 2023 and 2022, respectively.

The Company files tax returns in the U.S. federal jurisdiction and various states. For federal income tax purposes, fiscal 2019 through 2022 tax years remain open for examination by tax authorities under the normal three-year statute of limitations. For state tax purposes, fiscal 2018 through 2022 tax years remain open for examination by the tax authorities under a four-year statute of limitations. Since the Company has net operating losses and credit carryforwards, the IRS is able to make adjustments to these carryforwards back to the carryover period.

14. Related Party Transactions

The Company leases its headquarters office space in Minnesota from an entity controlled by a member of the Company's board of directors and controlling stockholder of the Company, which is considered a related party (see Note 7). The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was approximately $0.6 million at December 31, 2023 and December 31, 2022. The rent expense was immaterial for the years ended December 31, 2023 and 2022.

The Company received several loan financings from stockholders between 2012 to 2023 (see Note 9).

15. Commitment and Contingencies

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

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a current director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery (the “Atlas Complaint”). The Atlas Complaint alleges that Atlas properly requested redemption of its shares of the Company's Class A Common Stock in connection with the Company's business combination transaction and was prevented from redeeming such shares by the Company and the other defendants. Atlas seeks redemption of the shares of Company Class A common stock in the amount of approximately $9,400,000, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

The Company has business liability insurance to cover litigation costs exceeding $50 thousand. As of December 31, 2023 and December 31, 2022, the Company has not recorded accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

16. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss, basic and diluted	$(29,908)	$(15,923)

Denominator:
Weighted average common stock outstanding, basic and diluted	12,552,925	10,123,169
Net loss per share, basic and diluted	$(2.38)	$(1.57)

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

	Year Ended December 31,
	2023	2022
Stock options	1,967,734	263,000
Series A Preferred Stock (as converted to common stock)	3,913,043	-
Warrants to purchase common stock	14,166,666	-
Contingent Sponsor Shares	1,000,000	-
	21,047,443	263,000

17. Subsequent Events

The Company has evaluated all events occurring through the date on which these consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure, except for the following:

Loan from Related Party

Subsequent to the year ended December 31, 2023, the Company issued a promissory note (the “Note”) with a principal amount of up to $10,000,000 to GAT Funding, LLC (“GAT”), an entity controlled by a member of the Company's board of directors and a controlling stockholder of the Company. Upon meeting certain conditions, the Company may draw funds in $2,500,000 tranches under the Note up to $10,000,000 until the second anniversary of the Note. The Note has a five year term and matures on February 27, 2029. The principal amount drawn bears interest at a rate of 8.0% per annum and is paid quarterly in arrears after the second anniversary of the Note. Interest will accrue and not paid for the first two years of the term and will compound and be added to the principal balance of the Note on the first and second anniversary of the Note. The Company may prepay the accrued interest and principal of the Note without penalty, with 10 day’s notice. At closing the Company drew $5,000,000 in principal from the Note.

As a commitment fee, the Company will issue GAT warrants to purchase 250,000 shares of its Class A Common Stock for each $2,500,000 of principal funded under the Note. The warrants will have an exercise price equal to the closing price on the date of funding of the applicable tranche and a termination date as of the third anniversary of the initial closing for all warrants. At closing of the initial funding, the Company issued GAT warrants to purchase 500,000 shares of Class A Common Stock at an exercise price of $1.24 per share.

Sale of common stock

Subsequent to the year ended December 31, 2023, the Company was informed that the Meteora parties had sold 425,606 shares of the Company’s Class A Common Stock under the FPA agreement (See Note 1). Pursuant to the FPA agreement, the Company received $4.00 per share sold and received approximately $1.7 million as a result of this sale.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2023 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company,

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was ineffective as of December 31, 2023 and that there were control deficiencies that constituted material weaknesses as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of December 31, 2023:

●	The Company does not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements.

●	The Company’s management does not implement a formal risk assessment that addresses risks relevant to financial reporting objectives, including cybersecurity and fraud risks.

●	The Company has not designed, documented and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation, posting, modification and review of journal entries.

●	The Company has not designed and maintained effective controls around the interpretation and accounting treatment of the valuation of a material liability and the forward purchase agreement.

●	The Company has not designed and maintained effective controls over certain information technology general controls for information systems that are relevant to the preparation of its consolidated financial statements, including ineffective controls around user access and segregation of duties.

Considering this, the Company performed additional procedures and analyses as deemed necessary to ensure that its financial statements were prepared in accordance with GAAP.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2023.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Management

The following table sets forth information concerning our current directors and executive officers, including their ages as of March 1, 2024. There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Brent T. Lucas	42	Chief Executive Officer and Director
David R. Wells	61	Chief Financial Officer
Charles R. Brynelsen	67	Chairman
Whitney Haring-Smith	39	Director
Glen A. Taylor	82	Director and Chairman Emeritus
Mona Patel	56	Director
Janis Smith-Gomez	56	Director
Susan J. Kantor	68	Director

Executive Officers

Brent T. Lucas. Brent T. Lucas has served as our Chief Executive Officer and a member of the Board since the closing of the Business Combination in September 2023. At the time of the Business Combination Mr. Lucas was the Chief Executive Officer (since 2015) and Board member of Envoy Medical Corporation (since 2016). Mr. Lucas brings over 15 years of experience in active implantables in the hearing health industry. He has served in various roles with Envoy Medical Corporation and gained a tremendous amount of specialized experience. He has served in various roles with Envoy Medical Corporation and gained a tremendous amount of specialized experience, working his way up from an intern to CEO. Mr. Lucas received his bachelor’s degree from the University of St. Thomas and Juris Doctor degree from the Mitchell Hamline School of Law.

The Board believes Mr. Lucas is qualified to serve as a member of the Board given his specialized experience and knowledge in the hearing and medical device industries as Legacy Envoy’s Chief Executive Officer.

David R. Wells. David R. Wells has served as our Chief Financial Officer since the closing of the Business Combination. He possesses over 30 years of experience in finance, operations and administrative positions. While mainly focused on medical and technology companies, Mr. Wells has also worked in the water treatment, supply-chain management, manufacturing and professional services industries. In December 2022 Mr. Wells joined the Board of Directors of Heart Test Laboratories, Inc. (dba ‘HeartSciences’, NASDAQ: HSCS), which is developing a cardiac device which seeks to bridge today’s “diagnostic gap” in cardiac care by providing effective front-line solutions that assist in the detection of heart disease in at-risk patients. From June 2021 to September 2022, Mr. Wells served as Chief Financial Officer of GHS Investments, LLC, a privately held “super value” fund focused on investing in small-to-mid cap companies. From June 2014 to June 2021 he served as the Chief Financial Officer of ENDRA Life Sciences (Nasdaq: NDRA), a publicly traded clinical diagnostics technology company. Mr. Wells directed ENDRA’s initial public offering and subsequently helped raise an additional $55 million across multiple transactions. Also, in June 2021 David founded Atlas Bookkeeping, LLC, a technology-based financial services firm that provides bookkeeping and reporting services for emerging growth and small cap public and privately held companies. Mr. Wells holds an MBA from Pepperdine University and a BS in Finance and Entrepreneurship from Seattle Pacific University.

Non-Executive Directors

Charles R. Brynelsen. Charles R. Brynelsen has served as the Chairman of our Board since the closing of the Business Combination. Mr. Brynelsen has extensive experience in the medical device industry, including most recently serving as Senior Vice President and President of Abbott Vascular from 2017 to 2021. Since 2015 he has also been a Venture Partner of SpringRock Ventures, an investment firm that focuses on digital health, devices, services, oral health, SAAS, consumerization/ecommerce of healthcare, IT, wellness, HIPAA and other innovative companies improving general health. Mr. Brynelsen has also served on private companies’ boards of directors, including Alebra Technologies since 2010 and Neuspera Medical from 2022 to 2023. Mr. Brynelsen previously served as Senior Vice President and President of Medtronic Early Technologies from 2015 to 2016, as the Global President of Covidien Early Technologies from 2013 to 2015, and as the Chief Executive Officer of IntraPace from 2005 to 2012. Earlier in his career, Mr. Brynelsen held various commercial, corporate, international, and general management leadership roles across Medtronic from 1981 to 2005.

The Board believes Mr. Brynelsen is qualified to serve as a member of the Board due to his extensive experience in the management of a multinational public company in the medical device industry, including significant product development, clinical/regulatory, manufacturing, business development and strategic planning experience. He also provides valuable insights into operating in highly regulated global healthcare markets.

Whitney Haring-Smith. Dr. Whitney Haring-Smith has served as a member of our Board since December 2020 and previously served as the Chairman of the Board from August 2022 until the closing of the Business Combination. Dr. Haring-Smith is an investor focused primarily on industrial and technology businesses. As a cofounding Managing Partner at Anzu Partners since 2015, Dr. Haring-Smith leads the firm’s private credit investments, software and medical device investments, structured public equity investments and the firm’s portfolio support functions. Dr. Haring-Smith currently serves as a board director for several Anzu portfolio companies, including Adaptive Surface Technologies, Envoy Medical, Partium, Sofregen, Voltaiq, and Xendee, among others. In addition, he led the acquisition of Axsun Technologies, the Koninklijke Philips N.V. spin-off, returning approximately eight times investors’ invested capital, and MultiMechanics, which was acquired by Siemens in 2019. He was formerly a BCG consultant from January 2011 to March 2015 in San Francisco, Hong Kong, Nigeria and United Kingdom, where he led transformations for multi-billion-dollar business units of large publicly-traded companies. Dr. Haring-Smith received his bachelor’s degree and master’s degree from Yale University in Political Science and his doctorate from Oxford University as a Rhodes Scholar.

The Board believes Dr. Haring-Smith is qualified to serve on the Board due to his extensive leadership experience, knowledge of the capital markets and substantive board experience in advising companies on transactional and corporate governance matters.

Glen A. Taylor. Glen A. Taylor has served as a member of our Board and Chairman Emeritus since the closing of the Business Combination. Mr. Taylor is the founder and chairman of Taylor Corporation, a global printing and communications company and one of the nation’s largest privately held companies. Among other investments, Mr. Taylor is owner of the Minnesota Star-Tribune, limited partner of Minnesota United FC and owner and chairman of Taylor Sports Group, Inc., the general partner of Minnesota Timberwolves Basketball Limited Partnership, which, in turn, owns the Timberwolves, Lynx, Iowa Wolves and T-Wolves Gaming. In addition, Mr. Taylor is a member (and former chair) of the Board of Governors of the National Basketball Association. Mr. Taylor served in the Minnesota State Senate from 1980 to 1990 and as Minority Leader from 1985 to 1988. Further, Mr. Taylor served as president of the YMCA, director of the Mankato Chamber of Commerce, director of the Greater Minnesota Corporation and the Minnesota Business Partnership, and served on the Minnesota State University Foundation Board of Directors. Additionally, Mr. Taylor attended Harvard Graduate School of Business and earned his Bachelor of Science at Minnesota State University in Mankato. He has an honorary doctorate from Minnesota State University, received the Distinguished Alumni Award from Mankato State University, and is a Laureate of the Minnesota Business Hall of Fame.

The Board believes Mr. Taylor is qualified to serve on the Board due to his extensive background and expertise in developing, operating and leading successful businesses across a variety of industries.

Mona Patel. Mona Patel has served as a member of our Board since the closing of the Business Combination. Ms. Patel has over 30 years of experience with medical devices in marketing, market development, clinical education and mergers and acquisitions. Currently, Ms. Patel works as a strategic advisor for med-tech start-ups, through which she helps companies raise funding, understand market opportunities, and develop go-to-market plans. Previously, she was the Vice President of Marketing and Clinical Education at Boston Scientific in their neuromodulation division, where she helped build the start-up into a market leader with approximately $1 billion in sales. While at Boston Scientific, she introduced the first rechargeable spinal cord stimulator into the market, helped convert the market from non-rechargeable to rechargeable stimulators, and launched the first rechargeable deep brain stimulator for Parkinson’s disease. Prior to joining Boston Scientific, Ms. Patel worked in various positions at Guidant in marketing and business development, through which she acquired and licensed a portfolio of technologies that became the Guidant Cardiac and Vascular surgery division, including the acquisition of two med-tech start-ups. As a marketing leader, she drove the adoption of a new procedure, endoscopic vessel harvesting, to become the gold standard for cardiac surgery. She began her career as an engineer for Abbott Labs. Ms. Patel earned a BSE in Mechanical Engineering from the University of Michigan and an M.B.A. from the University of Pennsylvania, Wharton School of Business.

The Board believes Ms. Patel is qualified to serve on the Board due to her extensive background in the medical devices field and expertise in marketing and business development.

Janis Smith-Gomez. Janis Smith-Gomez has served as a member of our Board since the closing of the Business Combination. Ms. Smith-Gomez has more than 30 years of experience in marketing and innovation, positioning global brands for growth and competitive advantage, contributing to her strong business acumen and stakeholder insights focus. From 2006 to 2022, Ms. Smith-Gomez held a variety of leadership positions at Johnson & Johnson across medical devices and consumer health, where she focused on building brands, launch excellence and innovative marketing strategies for revenue and market share growth. In her most recent role at Johnson & Johnson as the Vice President of Global Brand Experience, she led the brand identity efforts to evolve the $27 billion medical devices business into a leading patient-centered, customer-focused, digitally powered med-tech innovator. As the Vice President of U.S. Marketing for Ethicon LLC, a subsidiary of Johnson & Johnson, from 2014−2018, Ms. Smith-Gomez returned the business to growth and strengthened customer engagement. Prior to working at Johnson & Johnson, Ms. Smith-Gomez held the roles of Vice President of Marketing at Mars, Incorporated, Senior Director at Kraft Foods, and Director of Marketing at PepsiCo, Inc. Ms. Smith-Gomez started her career in consulting with Booz, Allen & Hamilton and completed a summer internship with Procter & Gamble. Ms. Smith-Gomez is currently a member of the board of trustees of several non-profit organizations, including the New York Academy of Medicine, Black Public Media, and the Vanderbilt University Parents and Family Association. She also previously served as a trustee for Kent Place School and Citymeals on Wheels. Ms. Smith-Gomez received her bachelor’s degree in Professional Option: Business and her M.B.A. from the University of Chicago.

The Board believes Ms. Smith-Gomez is qualified to serve on the board due to her extensive experience in the medical devices industry, her strategic planning expertise and her successful career as a senior executive, commercial leader and marketing strategist driving brand relevance and sustainable financial and operational performance.

Susan J. Kantor. Susan J. Kantor has served as a member of our Board since March 2021. Ms. Kantor has experience leading international finance, tax, treasury, risk, compliance and technology enablement for global services organizations. She was an Advisory Partner for PwC from 2011 to 2016, a Partner and CFO & Treasurer of PRTM Management Consultants from 1997 to 2011, and was previously a CFO/senior financial executive at corporate strategy and operations consulting firms Monitor Group and BCG, as well as Parexel International, a clinical research organization. She began her career in the audit practices at EY and PWC, where she provided audit services for over 12 years to privately held and publicly held companies across the industrial, life sciences and retail and consumer sectors. During her time at PRTM, she completed several successful M&A transactions in the U.S. and abroad, including the sale PRTM’s global business to PwC in 2011. Ms. Kantor is currently on the board of Teknor Apex Company, a privately-held material science company and on the board and as Audit Committee Chair of Guest Services Inc., a privately held hospitality company. She received her bachelor’s degree from Grove City College in Accounting and Business Administration and her CPA in Massachusetts.

The Board believes Ms. Kantor is qualified to serve on the Board due to her extensive background and expertise in global financial and tax matters. Ms. Kantor qualifies as a “financial expert” and has served as the Chair of the Audit Committee since March 2021.

Other Key Executives

Tom Hoegh. Tom Hoegh has served as our Director of Engineering since the closing of the Business Combination. Mr. Hoegh has over 25 years of experience in the medical device industry, primarily in the development and on-market support of active implantable devices such as neuromodulation systems for spinal, sacral, deep brain, and hypoglossal nerve stimulation. Mr. Hoegh’s previous experiences consist of leading engineering teams at Nuvectra, ICU/Smiths Medical, Medtronic, and Apnex Medical. Mr. Hoegh received a dual Bachelor of Science degree in Mechanical Engineering and Chemistry from Valparaiso University and a Master of Science degree in Technology Management from the University of St. Thomas.

Karin Simonson. Karin Simonson has served as our Vice President, General Counsel & Corporate Secretary since December, 2023. From April, 2023 to December, 2023, Ms. Simonson was General Counsel for Monarch Healthcare Management. She has almost 20 years of diverse in-house counsel experience supporting clinical, regulatory, sales, marketing, compliance, data privacy, research and development, HR, IT, contracts and commercial operations with increasing responsibilities at both small and large companies including, Coloplast, Medtronic, American Medical Systems and Carlson Hotels Worldwide. She began her legal career approximately 25 years ago in commercial litigation, but over the last 15 years has focused on the medical device industry. Ms. Simonson is currently and has been a board member of the Association of Corporate Counsel (ACC)- Minnesota Chapter for the last 8 years and has been an ACC member since 2007. Ms. Simonson has a BS, magna cum laude, from the University of Minnesota-Twin Cities and a JD, magna cum laude, from Mitchell Hamline School of Law. She is also a volunteer attorney with Children’s Law Center of Minnesota.

Involvement in Certain Legal Proceedings

To our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no federal or state judicial or administrative orders, judgments or decrees or findings, no violations of any federal or state securities law, and no violations of any federal commodities law material to the evaluation of the ability and integrity of any director (existing or proposed) or executive officer (existing or proposed) of the Company during the past 10 years.

Corporate Governance

Composition of the Board

Our business and affairs are managed under the direction of our Board, which consists of seven members. Mr. Brynelsen serves as Chairman of the Board. The primary responsibilities of the Board are to provide oversight, strategic guidance, counseling and direction to the Company’s management. The Board meets on a regular basis and on an ad hoc basis as required.

In accordance with the terms of our Charter and Bylaws, the Board is divided into three classes with staggered three-year terms, as follows:

●	The Class I directors are Dr. Whitney Haring-Smith and Mona Patel, and their term will expire at the annual meeting of stockholders to be held in 2024;

●	The Class II directors are Janis Smith-Gomez and Charles R. Brynelsen, and their term will expire at the annual meeting of stockholders to be held in 2025; and

●	The Class III directors are Glen A. Taylor, Brent T. Lucas and Susan J. Kantor, and their term will expire at the annual meeting of stockholders to be held in 2026.

At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election. The authorized number of directors that shall constitute the Board will be determined exclusively by the Board. Any increase or decrease in the number of directors will be apportioned among the three classes so that, as nearly equal as practicable, each class will consist of one-third of the directors. No decrease in the number of directors constituting the Board will shorten the term of any incumbent director. Our directors may be removed, at any time, but only for cause and only by the affirmative vote of at least a majority of the total voting power of the outstanding shares of voting stock of the Company then entitled to vote at an election of directors.

Subject to applicable law and the Charter and subject to the rights of the holders of any series of preferred stock, any vacancy on the Board shall be filled only by the Board and not by the stockholders. Any director elected in accordance with the preceding sentence shall hold office for the remainder of the full term of the director for which the vacancy was created or occurred and until such director’s successor shall have been elected and qualified.

Board Committees

The standing committees of the Board consist of an audit committee (the “Audit Committee”), a compensation committee (the “Compensation Committee”), and a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”). The composition of each committee and the responsibilities of each of the committees, is described below. Members will serve on these committees until their resignation or until as otherwise determined by the Board.

Audit Committee

The Audit Committee is composed of Susan J. Kantor, Janis Smith-Gomez and Mona Patel, with Ms. Kantor serving as chairperson. The Board determined that each of the foregoing meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of the Audit Committee is financially literate. The Board determined that Susan J. Kantor is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee’s responsibilities include, among other things:

●	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;

●	ensuring the independence of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm and reviewing, with management and that firm, our interim and year-end operating results;

●	establishing procedures for employees to anonymously submit concerns about questionable accounting or other matters;

●	considering the adequacy of our internal controls and internal audit function;

●	reviewing related party transactions or those that require disclosure; and

●	approving or, as permitted, pre-approving all audit and non-audit related services to be performed by our independent registered public accounting firm.

Compensation Committee

The Compensation Committee is composed of Dr. Whitney Haring-Smith, Mona Patel and Charles R. Brynelsen, with Dr. Haring-Smith serving as chairperson. Each member of this committee is a non-employee director, as defined by Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and the Board has determined that each member of the Compensation Committee meet the requirements for independence under the current Nasdaq listing standards. The Compensation Committee’s responsibilities include, among other things:

●	reviewing and approving, or recommending that the Board approve, the compensation of our executive officers;

●	reviewing and recommending to the Board the compensation of our directors;

●	administering our stock and equity incentive plans;

●	reviewing and approving, or making recommendations to the Board with respect to, incentive compensation and equity plans; and

●	reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee is composed of Janis Smith-Gomez, Susan J. Kantor and Charles R. Brynelsen, with Ms. Smith-Gomez serving as the chairperson. The Board has determined that each member of the Nominating and Corporate Governance Committee meets the requirements for independence under the current Nasdaq listing standards. The Nominating and Corporate Governance Committee’s responsibilities include, among other things:

●	identifying and recommending candidates for membership on the Board;

●	reviewing and recommending our corporate governance guidelines and policies;

●	reviewing proposed waivers of the code of conduct for directors and executive officers;

●	overseeing the process of evaluating the performance of the Board; and

●	assisting the Board on corporate governance matters.

Role of the Board in Risk Oversight

The Board has extensive involvement in the oversight of risk management related to the Company and its business as a whole, including its strategy, business performance, capital structure, management selection, compensation programs, stockholder engagement, corporate reputation, environmental, social and governance matters, and ethical business practices. The Board discharges various aspects of its oversight responsibilities through its standing committees, which in turn report to the Board regularly regarding their activities. The Audit Committee represents the Board by periodically reviewing the Company’s accounting, reporting and financial practices, including the integrity of its financial statements and the surveillance of administrative and financial controls, as well as enterprise risk management, cyber risk and review of related party transactions. Through its regular meetings with management, including the finance, legal, internal audit and information technology functions, the Audit Committee will review and discuss all significant areas of the Company’s business and summarize for the Board all areas of risk and the appropriate mitigating factors. The nominating and corporate governance committee provides oversight over compliance with legal and regulatory requirements, ethics and whistleblower matters. The Compensation Committee reviews the Company’s incentive compensation arrangements to determine whether they encourage excessive risk-taking and discuss with management the relationship between risk management policies and practices and compensation. In addition, the Board receives periodic detailed operating performance reviews from management.

Limitations on Liability and Indemnification of Officers and Directors

Our governing documents limit a director’s and officer’s liability to the fullest extent permitted under the DGCL. The DGCL provides that directors and officers of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors or officers, except for liability:

●	for any transaction from which the director or officer derives an improper personal benefit;

●	for any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●	for a director under Section 174 of the DGCL;

●	for any breach of a duty of loyalty to the corporation or its stockholders; or

●	for an officer in any action by or in the right of the corporation.

If the DGCL is amended to authorize corporate action further eliminating or limiting the personal liability of directors or officers, then the liability of the directors and officers will be eliminated or limited to the fullest extent permitted by the DGCL, as so amended.

Delaware law and our Bylaws provide that we will, in certain situations, indemnify our directors and officers and may indemnify other employees and other agents, to the fullest extent permitted by law. Any indemnified person will also be entitled, subject to certain limitations, to advancement, direct payment, or reimbursement of reasonable expenses (including attorneys’ fees and disbursements) in advance of the final disposition of the proceeding.

In addition, we have entered into separate indemnification agreements with each of our directors and officers. These agreements, among other things, require us to indemnify our directors and officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or officer in any action or proceeding arising out of their services as one of our directors or officers or any other company or enterprise to which the person provides services at our request.

We maintain a directors’ and officers’ insurance policy pursuant to which our directors and officers will be insured against liability for actions taken in their capacities as directors and officers. We believe these provisions in our Charter and Bylaws and these indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or control persons, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Code of Ethics

The Board has adopted a Code of Ethics, which is applicable to our employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions. The Code of Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Ethics is available, free of charge, on the investor relations page of our website, https://www.envoymedical.com/investors. This website address is intended to be an inactive, textual reference only; none of the material on this website is part of this Report.

If the Company amends or grants a waiver of one or more of the provisions of the Code of Ethics, it intends to satisfy the requirements under Item 5.05 of Item 8-K regarding the disclosure of amendments to or waivers from provisions of the Code of Ethics that apply to the Company’s principal executive officer, principal financial officer and principal accounting officer by posting the required information on the investor relations page of the Company’s website at https://www.envoymedical.com/investors.

Stockholder Nominations of Director Candidates for Election to the Board

Stockholder proposals or director nominations to be presented at an annual or special meeting of stockholders, other than stockholder proposals submitted pursuant to the SEC's Rule 14a-8, must be submitted in accordance with the advance notice procedures and other requirements set forth in our Bylaws described below. These requirements are separate from the requirements pursuant to the SEC Rule 14a-8.

Our Bylaws provide notice procedures for stockholders to nominate a person as a director and to propose business to be considered by stockholders at any annual or special meeting of stockholders. A stockholder entitled to vote in the election of directors may nominate one or more persons for election as directors at a meeting only if written notice of such stockholder’s intent to make such nomination or nominations has been delivered to our Corporate Secretary at our principal executive offices not less than 90 days nor more than 120 days prior to the first anniversary of the prior year’s annual meeting. In the event that the date of the annual meeting is more than 30 days before or more than 70 days after the anniversary date of the prior year’s annual meeting, the stockholder notice must be given not more than 120 days nor less than the later of 90 days prior to the date of the annual meeting or, if it is later, the 10th day following the date on which the date of the annual meeting is first publicly announced or disclosed by us. Nominations and proposals also must satisfy other requirements set forth in the Bylaws. The chairman of the Board may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures. You are advised to review our Bylaws, which describe such information and other requirements about advance notice of stockholder proposals and director nominations. A copy of our current Bylaws may be found on the investor relations page of our website at https://www.envoymedical.com/investors.

The Nominating and Corporate Governance Committee has the responsibility for reviewing and recommending to the Board candidates for director positions. The Nominating and Corporate Governance Committee will consider nominations made by stockholders. Whether the nominee is recommended by a stockholder or whether the recommendation comes from another source, there are no differences in the manner in which the Nomination and Corporate Governance Committee evaluates nominees. The Nominating and Corporate Governance Committee, in evaluating Board candidates, considers issues such as character, integrity, judgment, diversity, age, independence, skills, education, expertise, business acumen, business experience, length of service, understanding of our business, and other commitments and the like, all in the context of an assessment of the needs of the Board at the time. The committee’s objective is to maintain a Board of individuals of the highest personal character, integrity, and ethical standards, and that reflects a range of professional backgrounds and skills relevant to our business. The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity; however, the committee considers diversity in identifying nominees for director, including personal characteristics such as race and gender, as well as diversity in the experience and skills that contribute to the Board’s performance of its responsibilities in the oversight of a global technology business. The Nominating and Corporate Governance Committee believes that the minimum qualifications for serving as a director are that a nominee demonstrate knowledge of our industry, accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of our business and affairs, independence under Nasdaq rules, lack of conflicts of interest, and a record and reputation for integrity and ethical conduct in both his or her professional and personal activities. In addition, the Nominating and Corporate Governance Committee examines a candidate’s specific experiences and skills, time availability in light of other commitments, interpersonal skills, and compatibility with the Board, and ability to complement the competency and skills of the other Board members.

The Nominating and Corporate Governance Committee annually reviews with the Board the requisite skills and characteristics of Board members, as well as the composition of the Board as a whole. This assessment includes a consideration of independence, diversity, age, skills, and experience and industry backgrounds in the context of the needs of the Board and the Company, as well as the ability of current and prospective directors to devote sufficient time to performing their duties in an effective manner. Directors are expected to exemplify the highest standards of personal and professional integrity, and to constructively challenge management through their active participation and questioning. In particular, the Nominating and Corporate Governance Committee seeks directors with established strong professional reputations and expertise in areas relevant to the strategy and operations of our business. In performing its duties, the Nominating and Corporate Governance Committee may consult with internal or external legal counsel and expert advisers.

Insider Trading Arrangements and Policies

We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted a Policy on Inside Information and Insider Trading (the “Insider Trading Policy”) governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and certain contractors, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Report.

ITEM 11. Executive Compensation

The policies of the Company with respect to the compensation of its executive officers are administered by the Board in consultation with the Compensation Committee. We may also rely on data and analyses from third parties, such as compensation consultants, in connection with its compensation programs. We intend to design and implement programs to provide for compensation that is sufficient to attract, motivate and retain executives of the Company and potential other individuals and to establish an appropriate relationship between executive compensation and the creation of stockholder value.

For the year ended December 31, 2023, our named executive officers were Brent T. Lucas, our Chief Executive Officer, and David R. Wells, our Chief Financial Officer, and for the year ended December 31, 2022, our named executive officer was Brent T. Lucas, our Chief Executive Officer. As required by SEC rules, our named executive officers also include the following individuals who were former officers of Anzu until the closing of the Business Combination: Whitney Haring-Smith, who served as Chief Executive Officer, and Daniel Hirsch, who served as Chief Financial Officer. Neither of them received any employee compensation during the fiscal years ended December 31, 2023 or 2022 and, as a result, this section is focused on the compensation of our current named executive officers.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Nonequity Incentive Compensation ($)	All Other Compensation ($)	Total ($)
Brent T. Lucas	2023	$303,658	$1,395,866	-	-	$1,699,524
Chief Executive Officer and director	2022	$241,221	-	$24,075	-	$265,296
David R. Wells	2023	$118,239	$465,289	-	-	$583,528
Chief Financial Officer	2022	-	-	-	-	-

(1)	The amounts shown in this column represent the grant date fair values of option awards granted in 2023 as computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 718.

Outstanding Equity Awards at Fiscal Year-End

The following table presents information regarding outstanding equity awards held by Envoy Medical’s named executive officers as of December 31, 2023 and 2022.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable Options (#)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Brent T. Lucas	10/15/2023	672,030	(1)	207,719	(1)	$2.40	10/15/2033
	1/2/2014	62,500	(2)	0		$1.25	1/1/2024
David R. Wells	10/15/2023	0		293,250	(3)	$2.40	10/15/2033

(1)	Options to purchase 659,811 shares vest on October 15, 2023, and the remaining 219,938 shares vest pro rata on the 15th of each month thereafter for 36 consecutive months.
(2)	Options were granted pursuant to the Envoy Medical Corporation 2013 Stock Incentive Plans. Mr. Lucas executed an option termination agreement pursuant to which this option was terminated immediately prior to completion of the Business Combination.
(3)	Options to purchase 73,313 shares vest on October 15, 2024, and the remaining 219,937 shares vest pro rata on the 15th of each month thereafter for 36 consecutive months.

Narrative Disclosure to Summary Compensation Table

The primary elements of compensation for Envoy Medical’s named executive officers are base salary and annual performance bonuses. Envoy Medical’s named executive officers also participate in employee benefit plans and programs that Envoy Medical offers to its other employees, as described below. Envoy Medical’s executive compensation program is designed to attract, retain and reward key employees, to incentivize them based on the achievement of key performance goals, and to align their interests with the interests of Envoy Medical’s stockholders.

Annual Base Salaries

The base salaries of Envoy Medical’s named executive officers are subject to periodic review by the Compensation Committee of the Board. Mr. Lucas received base salaries of $303,658 and $241,221 for 2023 and 2022, respectively. Mr. Wells received a base salary of $118,239 for 2023.

Non-Equity Incentive Compensation

Envoy Medical’s named executive officers may be awarded an annual bonus in the discretion of the Compensation Committee. For 2023, neither of Mr. Lucas nor Mr. Wells was paid an annual bonus. For 2022, the annual bonus of $24,075 was paid to Mr. Lucas based on success in the development of the Acclaim CI.

Executive Officer Employment Agreements

Brent T. Lucas

On October 16, 2023, the Company entered into a written employment agreement (the “Lucas Employment Agreement”) with its Chief Executive Officer, Brent T. Lucas. The Lucas Employment Agreement has an initial term of five years, subject to automatic renewal for an additional one-year terms unless either party provides 90 days’ written notice of non-renewal. The Lucas Employment Agreement provides for an initial base salary of $400,000 annually, subject to periodic review and increase by the Compensation Committee. The base salary may not be decreased unless it is part of a salary reduction applicable to all employees or all management employees, and with Mr. Lucas’ consent.

Under the Lucas Employment Agreement, Mr. Lucas is entitled to participate in the restricted stock unit or other long-term equity incentive compensation plan, program or arrangement (“Incentive Compensation”) expected to be adopted by the Company and generally made available to the Company’s executive officers.

If the Company terminates Mr. Lucas’s employment for any reason (i) other than “Cause;” (ii) other than death; (iii) other than “Disability;” or if Mr. Lucas resigns for “Good Reason,” the Company will pay him (i) earned but unpaid salary, and earned but unpaid Incentive Compensation, if applicable as of the date of termination of the Lucas Employment Agreement; (ii) the benefits, if any, to which he is entitled as a former employee; (iii) continuation of health insurance coverage for two years (or until he is covered under the health insurance of a new employer); (iv) payment for the cost of an executive search firm reasonably selected by Mr. Lucas; and (v) a continuation of base salary for one year after the date of termination, payable monthly.

In the event of Mr. Lucas’s death or Disability (as defined in the Lucas Employment Agreement), the Company will pay Mr. Lucas or his surviving beneficiary (i) in a lump sum within thirty days following the date of his death or termination for Disability, any other benefits to which Mr. Lucas is then entitled under the Company’s applicable benefit plans and programs as of such date, and (ii) in a lump sum within thirty days following the date of his death or termination for Disability, his earned but unpaid salary as of such date. In addition, in the event the Lucas Employment Agreement is terminated for Disability, Mr. Lucas shall receive severance pay with an aggregate value equal to the sum of one year of his base salary at the rate in effect on the date of such termination for Disability.

David R. Wells

On August 15, 2023, the Company entered into a written employment agreement (the “Wells Employment Agreement”) with its Chief Financial Officer, David R. Wells. The Wells Employment Agreement has an initial term of three years with automatic renewal for an additional one-year terms unless either party provides 90 days’ written notice of non-renewal. The base salary for the Wells Employment Agreement is $315,000 and may be increased by a vote of the Board or the Compensation Committee. Mr. Wells’ base salary may not be adjusted downward unless it is part of a salary reduction applicable to all employees or all management employees and with Mr. Wells’ written consent. Mr. Wells is also entitled to receive Incentive Compensation.

If the Company terminates Mr. Wells’ employment for any reason (i) other than “Cause;” (ii) other than death; (iii) other than “Disability;” or if Mr. Wells resigns for “Good Reason,” the Company will pay him (i) earned but unpaid salary, and earned but unpaid Incentive Compensation, if applicable as of the date of termination of the Employment Agreement; (ii) the benefits, if any, to which he is entitled as a former employee; and (iii) a continuation of base salary for one year following the date of termination, payable monthly. In the event of Mr. Wells’ death or Disability (as defined in the Wells Employment Agreement), the Company will pay Mr. Wells or his surviving beneficiary (i) in a lump sum within thirty days following the date of his death or termination for Disability, any other benefits to which Mr. Wells is then entitled under the Company’s applicable benefit plans and programs as of such date, and (ii) in a lump sum within thirty days following the date of his death or termination for Disability, his earned but unpaid salary as of such date. In addition, in the event the Employment Agreement is terminated for Disability, Mr. Wells shall receive severance pay with an aggregate value equal to the sum of one year of his base salary at the rate in effect on the date of such termination for Disability.

Non-Employee Director Compensation

The Company has approved and implemented a compensation program for its non-employee directors pursuant to which it pays its directors annual cash retainers for board and committee service. The Company also intends to grant an annual award to non-employee directors of shares of restricted stock. The details of this program have not yet been determined, but compensation under the program will be subject to the annual limits on non-employee director compensation set forth in the Envoy Medical, Inc. 2023 Equity Incentive Plan. All directors will also be reimbursed for their reasonable out-of-pocket expenses incurred while serving as directors.

The director compensation plan will be designed to attract and retain the most qualified individuals to serve on the Board in line with that of other public companies of a similar size. The Board, on the recommendation of our Compensation Committee, is responsible for reviewing and approving any changes to the directors’ compensation arrangements.

The table below sets forth the compensation paid to our non-employee directors during the fiscal year ended December 31, 2023. Other than as described below, none of our non-employee directors received any other compensation in the year ended December 31, 2023.

Name	Fees Earned/Paid in Cash ($)(1)	Option Awards ($)(2)	Other Compensation ($)	Total Compensation ($)
Charles R. Brynelsen(3)	$25,000	$99,167	-	$124,167
Susan Kantor	$25,000	$99,167	-	$124,167
Mona Patel(3)	$10,000	$39,667	-	$49,667
Janis Smith-Gomez(3)	$10,000	$39,667	-	$49,667

(1)	Reflects cash retainers earned from September 29, 2023 to December 31, 2023.
(2)	The amounts shown in this column represent the grant date fair values of option awards granted in 2023 as computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 718.
(3)	Appointed to the Board effective as of September 29, 2023.

Compensation Committee Interlocks and Insider Participation

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Compensation Committee Report

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The table below provides summary information about the securities issuable under our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2023 Equity Incentive Plan	1,300,256	(1)	$2.40	2,699,744	(2)
2023 Employee Stock Purchase Plan	—		—	300,000
Equity compensation plans not approved by security holders	—		—	—
Total	1,300,256		$2.40	2,999,744

(1)	Represents options to purchase 1,300,256 shares of Class A Common Stock.

(2)	4,000,000 shares of Class A Common Stock have been authorized for issuance pursuant to awards under the 2023 Equity Incentive Plan, provided that until the Acclaim CI obtains FDA approval, the aggregate number of shares of Class A Common Stock that may be issued pursuant to awards under the Equity Incentive Plan will be 2,500,000 shares.

Security Ownership of Certain Beneficial Owners, Executive Management and Directors

The following table sets forth information known to us regarding the beneficial ownership of the Class A Common Stock as of March 27, 2024 by:

●	each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of the Class A Common Stock;

●	each current named executive officer and director of the Company; and

●	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and Warrants that are currently exercisable or exercisable within 60 days.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Class A Common Stock.

The information below is based on an aggregate of 19,599,982 shares of Class A Common Stock issued and outstanding as of March 27, 2024. The table below does not reflect any possible redemptions from funds which acquired Class A Common Stock in the public markets and have not yet filed a corresponding Schedule 13G reflecting a change in ownership. In addition, the information below includes shares of Class A Common Stock issuable upon exercise of Shortfall Warrants and conversion of Series A Preferred Stock. Such shares are deemed outstanding for computing the percentage of the person holding such shares, but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated, the Company believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

	Class A Common Stock(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Five percent holders:
Anzu SPAC GP I LLC(3)	5,043,478	22.3%
Entities Affiliated with Meteora Capital, LLC(4)	3,982,906	9.9%
Named Executive Officers and Directors:
Brent T. Lucas(5)	118,958	*
David R. Wells	-	-
Charles R. Brynelsen	-	-
Whitney Haring-Smith	-	-
Susan J. Kantor	25,000	*
Mona Patel	-	-
Janis Smith-Gomez	-	-
Glen A. Taylor(6)	11,159,614	54.7%
All current directors and executive officers as a group (8 persons)	11,303,572	57.8%

*	Represents beneficial ownership of less than 1%.

(1)	Unless otherwise noted, the business address of each of the beneficial owners is c/o Envoy Medical, Inc., 4875 White Bear Pkwy, White Bear Lake, MN 55110.
(2)	Includes shares of Class A Common Stock issuable upon exercise of Shortfall Warrants and conversion of Series A Preferred Stock. Such shares are deemed outstanding for computing the percentage of the person holding such shares, but are not deemed outstanding for computing the percentage of any other person. Each Shortfall Warrant entitles the holder thereof to purchase one share of Class A Common Stock at a price of $10.46 per share, subject to adjustment. Shares of Series A Preferred Stock may be converted into shares of Class A Common Stock based on a conversion price of $11.50 per share, subject to certain customary adjustments in the event of certain events affecting the price of Class A Common Stock. Upon conversion, each share of Series A Preferred Stock will convert into a number of shares of Class A Common Stock equal to the quotient of (a) the Original Issuance Price divided by (b) the Conversion Price as of the Conversion Date.
(3)	Includes (i) 2,000,000 shares of Class A Common Stock held by the Sponsor directly upon the Closing Date (1,000,000 of which remain unvested and subject to forfeiture and will vest upon the FDA approval of the Acclaim CI or upon a change of control of the Company), (ii) 2,173,913 shares of Class A Common Stock issuable upon the conversion of 2,500,000 shares of Series A Preferred Stock received by the Sponsor in a private exchange offer for 2,500,000 shares of Anzu Class B Common Stock and (iii) 869,565 shares of Class A Common Stock issuable upon the conversion of an aggregate of 1,000,000 shares of Series A Preferred Stock, which were issued to AICP III L.P., Anzu Industrial Capital Partners III, L.P. and Anzu Industrial Capital Partners III QP, L.P., each an affiliate of the Sponsor, pursuant to the Subscription Agreement. Whitney Haring-Smith, David Seldin and David Michael share voting and investment control over shares held by the Sponsor by virtue of their shared control of the Sponsor. The business address of the Sponsor is 12610 Race Track Road, Suite 250 Tampa, FL 33626.
(4)	Includes (i) 28,416 shares of Class A Common Stock held directly by Meteora Capital Partners, LP, (ii) 20,425 shares of Class A Common Stock held directly by Meteora Select Trading Opportunities Master, LP, (iii) 9,453 shares of Class A Common Stock held directly by Meteora Special Opportunity Fund I, LP, (iv) 1,030 shares of Class A Common Stock held directly by Meteora Strategic Capital, LLC, (v) 3,874,394 shares of Class A Common Stock issuable upon the exercise of the Shortfall Warrants held directly by the Meteora FPA Parties, (vi) 26,142 shares of Class A Common Stock held directly by Boothbay Absolute Return Strategies, LP and (vii) 23,046 shares of Class A Common Stock held directly by Boothbay Diversified Alpha Master Fund, LP (collectively, the “Meteora Funds”). Meteora Capital, LLC serves as investment manager to the Meteora Funds. Vik Mittal serves as the Managing Member of Meteora Capital, LLC. The Meteora FPA Parties are subject to a blocker which prevents them from exercising their Shortfall Warrants to the extent that, upon such exercise, the Meteora Funds would collectively beneficially own in excess of 9.99% of shares of Class A Common Stock outstanding as a result of the exercise.

(5)	Includes (i) 108,451 shares of Class A Common Stock held directly by Mr. Lucas, (ii) 1,972 shares of Class A Common Stock held by Mr. Lucas’s spouse, (iii) 5,991 shares of Class A Common Stock held by the Brent T. Lucas Irrevocable Trust of which Mr. Lucas is a beneficiary and (iv) 2,544 shares of Class A Common Stock held by the Brent T. Lucas Family Education Trust of which Mr. Lucas’ children are beneficiaries and Mr. Lucas is a trustee.
(6)	Includes (i) 2,953,607 shares of Class A Common Stock held by Mr. Taylor directly, (ii) 2,526,058 shares of Class A Common Stock held by Taylor Sports Group of which Mr. Taylor is the owner and chairman, (iii) 4,810,384 shares of Class A Common Stock held by GAT Funding, LLC, which Mr. Taylor controls and (iv) 869,565 shares of Class A Common Stock issuable upon the conversion of 1,000,000 shares of Series A Preferred Stock, which were issued to GAT Funding, LLC pursuant to the convertible promissory note that the Company entered into with GAT Funding, LLC concurrently with the Business Combination Agreement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Envoy Medical Related Party Transactions

Subscription Agreement

On April 17, 2023, Anzu entered into the Subscription Agreement with the Sponsor pursuant to which the Company issued, and AICP III L.P., Anzu Industrial Capital Partners III, L.P. and Anzu Industrial Capital Partners III QP, L.P. (collectively, the “PIPE Investors”), each an affiliate of the Sponsor, purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of Series A Preferred Stock in a private placement at a price of $10.00 per share for an aggregate purchase price of $10,000,000. The PIPE Investors have certain customary registration rights, including rights with respect to the filing of a shelf registration statement, underwritten offering rights and piggy-back rights, pursuant to the A&R Registration Rights Agreement (as described below) with respect to shares of Class A Common Stock issuable upon conversion of the Series A Preferred Stock.

Registration Rights and Lock-Up Agreement

On September 29, 2023, the Company, the Sponsor, certain former shareholders of Legacy Envoy and certain other stockholders of Anzu entered into the Amended and Restated Registration Rights and Lock-Up Agreement (the “A&R Registration Rights Agreement”) pursuant to which the Company agreed to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of our Class A Common Stock (including shares of Class A Common Stock issuable upon the exercise of Warrants and upon the conversion of shares of Series A Preferred Stock) and other equity securities of the Company that are held by parties thereto from time to time. In certain circumstances, various parties to the A&R Registration Rights Agreement will also be entitled to customary demand and/or piggyback registration rights, in each case subject to certain limitations set forth in the A&R Registration Rights Agreement. In addition, the A&R Registration Rights Agreement provides that we will pay certain expenses relating to such registrations and indemnify the security holders against certain liabilities. The rights granted under the A&R Registration Rights Agreement supersede any prior registration, qualification or similar rights of the parties with respect to the Company’s securities, and all such prior agreements have been terminated.

In addition, GAT and Glen Taylor agreed not to transfer their shares of our Class A Common Stock during the Lock-Up Period, except to certain permitted transferees, subject to the terms and conditions contemplated by the A&R Registration Rights Agreement.

Indemnification Agreements

On September 29, 2023, in connection with the Closing and as contemplated by the Business Combination Agreement, the Company entered into indemnification agreements with each of its directors and executive officers. These indemnification agreements provide the directors and executive officers with contractual rights to indemnification and advancement for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of the Company’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at the Company’s request.

Pre-Business Combination Anzu Related Party Transactions

Anzu Class B Common Stock

On December 30, 2020, the Sponsor purchased an aggregate of 7,187,500 shares of Anzu Class B Common Stock in exchange for a capital contribution of $25,000, or approximately $0.003 per share. On February 19, 2021, Anzu effected a stock dividend of 2,875,000 shares of Anzu Class B Common Stock to the Sponsor, resulting in the Sponsor and Anzu’s initial directors and officers at that time holding an aggregate of 10,062,500 shares of Anzu Class B Common Stock. In February 2021, the Sponsor transferred 25,000 shares of Anzu Class B Common Stock to each of Teresa A. Harris, Priya Cherian Huskins and Susan J. Kantor, certain of Anzu’s independent directors at that time, resulting in the Sponsor holding 9,987,500 shares of Anzu Class B Common Stock. On March 1, 2021, Anzu effected a stock dividend of 2,012,500 shares of Anzu Class B Common Stock to the Sponsor, resulting in the Sponsor and Anzu’s directors and officers at that time holding an aggregate of 12,075,000 shares of Anzu Class B Common Stock. The Anzu Class B Common Stock included an aggregate of up to 1,575,000 shares that were subject to forfeiture depending on the extent that the underwriters’ over-allotment option was exercised, so that the number of shares of Anzu Class B Common Stock would equal 20% of the issued and outstanding shares of Anzu’s common stock after the IPO. Prior to the initial investment in Anzu of $25,000 by the Sponsor, Anzu had no assets, tangible or intangible. The per share purchase price of the Anzu Class B Common Stock was determined by dividing the amount of cash contributed to Anzu by the aggregate number of shares of Anzu Class B Common Stock issued. On April 14, 2021, the Sponsor forfeited 1,450,000 shares of Anzu Class B Common Stock following the expiration of the unexercised portion of underwriters’ over-allotment option, resulting in 10,625,000 issued and outstanding shares of Anzu Class B Common Stock.

On August 1, 2022, the Sponsor transferred 25,000 shares of Anzu Class B Common Stock to each of Daniel J. Hirsch and Diane L. Dewbrey, certain of Anzu’s independent directors, resulting in the Sponsor holding 10,500,000 shares of Anzu Class B Common Stock. In addition, Mr. Hirsch, Ms. Huskins and Ms. Kantor each owns a less than 2% economic interest in the Sponsor.

Concurrently with the Closing, (i) the Sponsor forfeited 5,510,000 shares of Anzu Class B Common Stock, (ii) the Sponsor exchanged 2,500,000 shares of Class B Common Stock for 2,500,000 shares of Series A Preferred Stock in a private exchange offer, (iii) 2,490,000 shares of Anzu Class B Common Stock held by the Sponsor converted into 2,490,000 shares of Class A Common Stock, (iv) the Sponsor subsequently transferred an aggregate of 490,000 shares of Class A Common Stock to the Legacy Forward Purchasers and Extension Support Parties and (v) an aggregate of 125,000 shares of Anzu Class B Common Stock held by Anzu’s former independent directors converted into 125,000 shares of Class A Common Stock. The 4,298,913 shares of Class A Common Stock (assuming conversion of 2,500,000 shares of Series A Preferred Stock held by the Sponsor into 2,173,913 shares of Class A Common Stock) into which the remaining 4,625,000 shares of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors automatically converted in connection with the Business Combination, had an aggregate market value of approximately $16.8 million based upon the closing price of $3.91 per share of Class A Common Stock on the Nasdaq on March 27, 2024.

On March 1, 2021, in connection with the IPO, Anzu, the Sponsor and Anzu’s officers and directors entered into a letter agreement (the “Letter Agreement”) pursuant to which the Sponsor and Anzu’s officers and directors agreed, among other things, to certain transfer restrictions with respect to Private Placement Warrants, shares of Anzu Class B Common Stock and any shares of Class A Common Stock issued upon conversion or exercise thereof. On September 29, 2023, in connection with the Closing and as contemplated by the Business Combination Agreement, Anzu, the Sponsor and Anzu’s officers and directors entered into an amendment to the Letter Agreement (the “Letter Agreement Amendment”). The Letter Agreement Amendment provides that the shares of Class A Common Stock held by the parties to the Letter Agreement Amendment will be subject to the Lock-Up Period during which they have agreed, subject to certain restrictions, not to, directly or indirectly, sell, transfer or otherwise dispose of such shares of Class A Common Stock.

Private Warrants

Simultaneously with the consummation of the IPO, Anzu completed the private sale of an aggregate of 12,400,000 private warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds to Anzu, before expenses, of approximately $12,400,000. On April 14, 2021, simultaneously with the partial exercise of the underwriters’ over-allotment option, Anzu consummated the sale of an additional 100,000 private warrants, generating gross proceeds of $100,000. Concurrently with the Closing, the Sponsor forfeited all 12,500,000 outstanding private warrants pursuant to the Sponsor Support Agreement.

Anzu Related Party Notes

On December 30, 2020, Anzu issued an unsecured promissory note to the Sponsor, pursuant to which Anzu could borrow up to an aggregate principal amount of $300,000. The note was non-interest bearing and was payable on the earlier of (i) March 31, 2022 or (ii) the completion of our initial public offering. This loan was repaid upon completion of the IPO out of the offering proceeds that were not held in the Trust Account. The facility is no longer available.

In addition, on March 29, 2022, Anzu issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor provided $1,500,000 to Anzu as a working capital loan and on March 21, 2023, Anzu issued an unsecured promissory note to the Sponsor, pursuant to which the Sponsor provided $1,190,000 to Anzu as a working capital loan. Pursuant to the terms of the Sponsor Support Agreement, upon the Closing, the Sponsor waived its right to convert up to $1,500,000 of such loans that were convertible into warrants at a price of $1.00 per warrant at the option of the Sponsor, which would have been identical to the private warrants. Upon the Closing, the aggregate outstanding principal amount of $2,690,000 under the unsecured promissory notes was repaid to the Sponsor out of the proceeds of the Trust Account.

Administrative Services

Anzu paid an affiliate of the Sponsor for office space, secretarial and administrative services provided to members of Anzu’s management team in a fixed amount of $40,521 per month for office space, administrative and support services. Anzu also paid consulting, success or finder fees to the Sponsor, officers, directors, initial stockholders or their affiliates in connection with the consummation of the Business Combination. Upon the Closing, the agreement terminated and Anzu ceased paying these monthly fees.

Diligence Services

Anzu agreed to pay or reimburse an affiliate of the Sponsor for certain fees and out-of-pocket expenses incurred in connection with activities on Anzu’s behalf such as performing due diligence on suitable business combination opportunities. There were amounts of $873,290 and $958,429 accrued for such fees and expenses as of June 30, 2023 and December 31, 2022, respectively. Anzu incurred $54,971 and $142,411 of such fees and expenses for the three months ended June 30, 2023 and 2022, respectively. Anzu incurred $201,549 and $385,706 of such fees and expenses for the six months ended June 30, 2023 and 2022, respectively. On June 30, 2023, Anzu Partners LLC waived $286,688 of such accrued fees and expenses. Upon the Closing, the agreement terminated and Anzu ceased paying such fees and expenses.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, the Sponsor entered into the Sponsor Support Agreement pursuant to which the Sponsor agreed, among other things, to vote to adopt and approve the Business Combination Agreement and all other documents and transactions contemplated thereby, to vote against any business combination proposal other than the Business Combination or other proposals that would impede or frustrate the Business Combination, to comply with the Business Combination Agreement’s prohibition on soliciting any alternative business combination transaction, in each case, subject to the terms and conditions of the Sponsor Support Agreement. In addition, upon the Closing, the Sponsor (i) forfeited 5,510,000 shares of Anzu Class B Common Stock, (ii) forfeited all 12,500,000 of the outstanding private warrants and (iii) exchanged 2,500,000 shares of Class B Common Stock for 2,500,000 shares of Series A Preferred Stock in a private exchange offer. The Sponsor has further agreed that any dividends arising from such Series A Preferred Stock held by the Sponsor shall accrue and not require timely payment at any time when the Company has less than $10,000,000 of net tangible assets. In addition, 1,000,000 shares of Class A Common Stock held by the Sponsor remain unvested and subject to forfeiture, and will vest upon the FDA’s approval of the Acclaim CI.

Legacy Envoy Related Party Transactions

Convertible Debt Financing

On October 25, 2012, Legacy Envoy entered into a Credit Agreement with GAT, which is an entity owned by Glen A. Taylor who was member of the Legacy Envoy Board and is a current member of the Board, and who was a holder of more than 5% of Legacy Envoy Common Stock and all of the outstanding shares of Legacy Envoy Preferred Stock prior to the Closing. Pursuant to the terms of the Credit Agreement, Legacy Envoy issued a convertible promissory note (the “GAT Convertible Note”), to GAT with a maximum aggregate principal amount of $64 million. The GAT Convertible Note provided for an interest rate of 4.5% and payment of principal and interest upon the maturity date of December 31, 2025. No payments of principal or interest were made on the GAT Convertible Note.

The Credit Agreement and the GAT Convertible Note were each amended from time to time to increase the principal amount Legacy Envoy could have borrowed. Specifically, they were amended by the Third Amended and Restated Credit Agreement and Fourth Amended and Restated Convertible Promissory Note in July 2022 to increase the maximum principal amount to $64 million and by the Second Amended and Restated Credit Agreement and Third Amended and Restated Convertible Promissory Note in March 2021 to increase the maximum principal amount to $54 million. Legacy Envoy’s obligations under the GAT Convertible Note were secured by a blanket lien against Legacy Envoy’s assets.

Immediately prior to the consummation of the Merger, the outstanding principal and accrued interest under the GAT Convertible Note automatically converted into approximately 75.6 million shares of Legacy Envoy Common Stock at a conversion price of $1.00 per share, which shares were subsequently exchanged for approximately 4.8 million shares of Class A Common Stock upon the Closing.

Legacy Envoy Bridge Financing

Concurrently with the Closing, the Company, in exchange for the convertible promissory note, dated April 17, 2023, between Legacy Envoy and GAT Funding, LLC (as amended to date, the “Legacy Envoy Bridge Note”), issued 1,000,000 shares of Series A Preferred Stock to GAT, which was equal to the outstanding principal of the Legacy Envoy Bridge Note, plus accrued and unpaid interest, divided by $10.00. GAT has certain customary registration rights, including rights with respect to the filing of a shelf registration statement, underwritten offering rights and piggy-back rights, pursuant to the A&R Registration Rights Agreement (as described below) with respect to shares of Class A Common Stock issuable upon conversion of the Series A Preferred Stock.

Junior Notes

Legacy Envoy was party to a junior convertible promissory note issued to Allen U. Lenzmeier Revocable Trust U/A dtd 11/29/2012 (the “Lenzmeier Trust”), of which Allen Lenzmeier, a former member of the Legacy Envoy Board is a trustee and a beneficiary, in the principal amount of $500,000 (the “Junior Note”). The Junior Note provided for an interest rate of 4.5% per annum. Pursuant to an intercreditor agreement between the holder of the Junior Note and the holder of the GAT Convertible Note, payment of principal and interest on the Junior Note would have been made following repayment of amounts due under the GAT Convertible Note. No payments of principal or interest were made on the Junior Note.

Immediately prior to the consummation of the Merger, the outstanding principal and accrued interest under the Junior Note automatically converted into approximately 723,000 shares of Legacy Envoy Common Stock at a conversion price of $1.00 per share, which shares were subsequently exchanged for approximately 46,000 shares of Class A Common Stock upon the Closing.

Stock Purchase Warrants

On April 18, 2023, in connection with the parties entering into the Business Combination Agreement, Legacy Envoy entered into amendments with the holders of the stock purchase warrants listed below pursuant to which, immediately prior to the Closing, such stock purchase warrants were net exercised into shares of Legacy Envoy Common Stock and subsequently exchanged for shares of Class A Common Stock upon the Closing as follows:

Holder	No. of Shares of Legacy Envoy Common Stock	No. of Shares of Class A Common Stock
Allen Lenzmeier Revocable Trust dated November 29, 2012	50,000	3,180
Glen A. Taylor	4,600,000	292,560
GAT Funding, LLC	4,025,000	255,990

Northland Securities Advisory Services

Northland Securities, Inc. (“Northland”) served as financial advisor to Anzu in connection with the Business Combination. Northland was not entitled to an upfront fee in connection with such advisory services and received a success fee of $1,500,000 upon the completion of the Business Combination. Randy Nitzsche, a former member of the Legacy Envoy Board, is chief executive officer of Northland, and Glen A. Taylor, a former Chairman and member of the Legacy Envoy Board and current member of the Board, holder of approximately 20% of the outstanding shares of Legacy Envoy Common Stock, indirect holder of the GAT Convertible Note and holder of all of the outstanding shares of Legacy Envoy Preferred Stock prior to the Closing, had an approximately 49% ownership interest in Northland’s holding company parent until its acquisition by First National of Nebraska on May 1, 2023. Mr. Taylor retains no ongoing interest in Northland.

Legacy Envoy Support Agreement

On April 17, 2023, Anzu entered into Shareholder Support Agreements by and among Anzu, Legacy Envoy and executives, directors and certain 5% or greater shareholders of Legacy Envoy (the “Key Shareholders”). The Key Shareholders consisted of Glen A. Taylor, Paul Waldon (and certain of his affiliates), Brent T. Lucas (and certain of his affiliates) and Allen Lenzmeier (and certain of his affiliates). Pursuant to the Shareholder Support Agreements, the Key Shareholders, who collectively owned approximately 40.1% of the issued and outstanding shares of Legacy Envoy Common Stock on a fully diluted basis as of the date of the Shareholder Support Agreement, agreed to, among other things, vote in favor of the Business Combination Agreement and the transactions contemplated thereby. Each Key Shareholder also agreed that, until the earlier of the consummation of the Business Combination or the termination of the Shareholder Support Agreement, each Key Shareholder would not, among other things, sell, assign, transfer (including by operation of law), place a lien on, pledge, hypothecate, grant an option to purchase, distribute, dispose of or otherwise encumber any shares of Legacy Envoy Common Stock or other Legacy Envoy securities or otherwise enter into any contract, option or other arrangement or undertaking to do any of the foregoing.

Related Person Transaction Policy

Upon the Closing, our Board adopted a written Related Person Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities (including our Class A Common Stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to our Audit Committee (or, where review by our Audit Committee would be inappropriate, to another independent body of our Board) for review. To identify related person transactions in advance, we will rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related person transactions, our Audit Committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs, and benefits to us;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties.

Our Audit Committee will approve only those transactions that it determines are fair to us and in our best interests. All of the transactions described in this section were entered into prior to the adoption of such policy.

Director Independence

Nasdaq rules generally require that independent directors must comprise a majority of a listed company’s board of directors. Based on information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, we have determined that each of Ms. Kantor, Ms. Smith-Gomez, Ms. Patel, Dr. Haring-Smith and Mr. Brynelsen, representing a majority of our directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of Nasdaq. In making these determinations, the Board considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances the Board deemed relevant in determining their independence, including the beneficial ownership of our common stock by each non-employee director, and the transactions involving them described in this Item 13. Certain Relationships and Related Transactions, and Director Independence.

ITEM 14. Principal Accounting Fees and Service

The following table summarizes the audit fees, audit related fees, tax fees and all other fees billed to the Company for professional services performed for the fiscal years ended December 31, 2023 and 2022. WithumSmith+Brown, PC (“Withum”) was our independent registered public accounting firm from December 28, 2020 until October 20, 2023, when the Audit Committee approved the dismissal of Withum and appointed Grant Thornton LLP (“Grant Thornton”) as our independent registered public accounting firm, whose PCAOB Firm ID is 248.

	For the Years Ended
	December 31, 2023	December 31, 2022
Audit Fees (1)	$1,048,603	$100,360
Audit-Related Fees	$—	$—
Tax Fees	$—	$8,520
All Other Fees	$—	$—
Total	$1,048,603	$108,940

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and the reviews of our quarterly reports on Form 10-Q and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings, including in connection with review of registration statements and consents. Audit fees associated with the year ended December 31, 2023 include the audit fees for the years ended December 31 2021, 2022 and 2023 and related interim financial statements for inclusion in registration statements and periodic interim filings after the Closing.

Audit Committee Pre-Approval Policies and Procedures

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, the Audit Committee must review the terms of the proposed engagement and pre-approve the engagement. The Audit Committee may delegate authority to one or more of the members of the Audit Committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full Audit Committee at its next scheduled meeting. Audit Committee pre-approval of non-audit services (other than review and attest services) is not required if those services fall within available exceptions established by the SEC.

The Audit Committee pre-approved all audit, audit-related, tax and other services provided by Grant Thornton LLP and WithumSmith+Brown, PC for 2023 and 2022 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following is a list of documents filed as a part of this Report:

(1) Financial Statements

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are included herein and are incorporated by reference. See Item 8. Financial Statements and Supplementary Data, filed herewith, for a list of financial statements.

(2) Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statement and, therefore, have been omitted.

(3) Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the accompanying Exhibit Index, which is incorporated by reference.

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1 (+)	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	8-K	001-40133	2.1	April 18, 2023
2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4	333-271920	2.2	May 15, 2023
2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4/A	333-271920	2.3	September 1, 2023
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40133	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40133	3.2	October 5, 2023
3.3	Certificate of Designation of Series A Preferred Stock of the Company.	8-K	001-40133	3.3	October 5, 2023
4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as Warrant Agent.	8-K	001-40133	10.1	March 4, 2021
4.2	Form of Shortfall Warrant.	S-1/A	333-276590	4.2	February 15, 2024
4.3 (#)	Description of Securities.
10.1	Amendment to Letter Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, Anzu SPAC GP I LLC and Anzu’s officers and directors.	8-K	001-40133	10.2	October 5, 2023
10.2 (+)	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, Anzu SPAC GP I LLC and certain stockholders.	8-K	001-40133	10.3	October 5, 2023
10.3 (*)	Envoy Medical, Inc. Equity Incentive Plan.	8-K	001-40133	10.22	October 5, 2023
10.4 (*)	Envoy Medical, Inc. Employee Stock Purchase Plan.	8-K	001-40133	10.23	October 5, 2023
10.5 (*)	Form of Envoy Medical, Inc. Indemnification Agreement.	8-K	001-40133	10.21	October 5, 2023
10.6	Forward Purchase Agreement, dated as of April 17, 2023.	8-K	001-40133	10.4	April 18, 2023
10.7 (+)	Amendment No. 1 to Forward Purchase Agreement, dated as of May 25, 2023.	S-4/A	333-271920	10.27	June 30, 2023
10.8	Amendment No. 2 to Forward Purchase Agreement, dated as of September 28, 2023.	8-K	001-40133	10.24	October 5, 2023
10.9 (*)	Employment Agreement, dated October 16, 2023, between Envoy Medical Corporation and Brent T. Lucas.	8-K	001-40133	10.1	October 20, 2023
10.10 (*)	Employment Agreement, dated August 15, 2023, between Envoy Medical Corporation and David R. Wells.	10-Q	001-40133	10.10	November 17, 2023
10.11 (*)(#)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Charles R. Brynelsen.
10.12 (*)(#)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Susan Kantor.
10.13 (*)(#)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Mona Patel.

Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
10.14 (*)(#)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Janis Smith-Gomez.
10.15 (*)(#)	Form of Option Award Agreement.
16.1	Letter of WithumSmith+Brown, PC to the Securities and Exchange Commission, dated October 24, 2023.	8-K	001-40133	16.1	October 24, 2023
19.1 (#)	Envoy Medical, Inc. Policy on Inside Information and Insider Trading.
21.1	List of Subsidiaries.	8-K	001-40133	21.1	October 5, 2023
24.1 (#)	Power of Attorney (included on signature pages herein).
31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (#)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (#)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97 (#)	Envoy Medical, Inc. Policy for the Recoupment of Erroneously Awarded Compensation.
101.INS(#)	Inline XBRL Instance Document.
101.SCH(#)	Inline XBRL Taxonomy Extension Schema Document.
101.CAL(#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(#)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(#)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(#)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104(#)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Indicates a management contract or compensatory plan.
(#)	Filed herewith.
(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	ENVOY MEDICAL, INC.

/s/ Brent T. Lucas
	Name:	Brent T. Lucas
	Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent T. Lucas and David R. Wells and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

Signature	Title	Date

/s/ Brent T. Lucas	Chief Executive Officer and Director	April 1, 2024
Brent T. Lucas	(Principal Executive Officer)

/s/ David R. Wells	Chief Financial Officer	April 1, 2024
David R. Wells	(Principal Financial and Accounting Officer)

/s/ Charles R. Brynelsen	Director	April 1, 2024
Charles R. Brynelsen

/s/ Whitney Haring-Smith	Director	April 1, 2024
Dr. Whitney Haring-Smith

/s/ Glen A. Taylor	Director	April 1, 2024
Glen A. Taylor

/s/ Mona Patel	Director	April 1, 2024
Mona Patel

/s/ Janis Smith-Gomez	Director	April 1, 2024
Janis Smith-Gomez

/s/ Susan J. Kantor	Director	April 1, 2024
Susan J. Kantor