Form 10-Q
period 2024-03-31
Envoy Medical, Inc.
filed 2024-05-15
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, the registrant had 19,599,982 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

ENVOY MEDICAL, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$4,945	$4,218
Accounts receivable	189	70
Other receivables	32	176
Inventories	1,455	1,404
Prepaid expenses and other current assets	1,109	957
Total current assets	7,730	6,825
Property and equipment, net	317	351
Operating lease right-of-use assets (related party)	433	464
Total assets	$8,480	$7,640

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$913	$1,554
Accrued expenses	5,621	4,613
Product warranty liability, current portion	305	311
Operating lease liabilities (related party), current portion	157	158
Total current liabilities	6,996	6,636
Term loan payable (related party)	4,821	—
Product warranty liability, net of current portion	1,923	1,923
Operating lease liabilities (related party), net of current portion	378	404
Publicly traded warrant liability	1,509	332
Forward purchase agreement put option liability	—	103
Forward purchase agreement warrant liability	266	4
Total liabilities	15,893	9,402

Commitments and contingencies (see Note 14)

Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively; 4,500,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2024 and December 31, 2023 respectively; 19,599,982 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	257,581	255,596
Accumulated deficit	(264,877)	(257,242)
Accumulated other comprehensive loss	(119)	(118)
Total stockholders’ deficit	(7,413)	(1,762)
Total liabilities and stockholders’ deficit	$8,480	$7,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Net revenues	$59	$78
Cost and operating expenses:
Cost of goods sold	153	175
Research and development	2,360	1,927
Sales and marketing	325	371
General and administrative	2,119	1,376
Total costs and operating expenses	4,957	3,849
Operating loss	(4,898)	(3,771)

Other income (expense):
Loss from changes in fair value of convertible notes payable (related party)	—	(9,377)
Change in fair value of forward purchase agreement put option liability	103	—
Change in fair value of forward purchase agreement warrant liability	(262)	—
Change in fair value of publicly traded warrant liability	(1,177)	—
Interest expense, related party	(36)	—
Other expense	—	(105)
Total other expense, net	(1,372)	(9,482)
Net loss	$(6,270)	$(13,253)

Net loss attributable to common stockholders, basic and diluted	$(6,270)	$(13,253)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(1.31)

Weighted-average common stock outstanding, basic and diluted	19,599,982	10,122,581

Other comprehensive loss:
Foreign currency translation adjustment	(1)	—
Other comprehensive loss	(1)	—
Comprehensive loss	$(6,271)	$(13,253)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share amounts)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Series A Preferred Stock		Class A Common Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Loss	Deficit
Balance at January 1, 2024	4,500,000	$—	19,599,982	$2	$255,596	$(257,242)	$(118)	$(1,762)
Dividends on Series A Preferred Stock	—	—	—	—	—	(1,365)	—	(1,365)
Sale of common stock associated with forward purchase agreement	—	—	—	—	1,683	—	—	1,683
Stock-based compensation	—	—	—	—	123	—	—	123
Issuance of warrants associated with 2024 Term Loan	—	—	—	—	179	—	—	179
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Balance at March 31, 2024	4,500,000	$—	19,599,982	$2	$257,581	$(264,877)	$(119)	$(7,413)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Series A Preferred Stock		Class A Common Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Loss	Deficit
Balance at January 1, 2023	—	$—	10,122,581	$1	189,904	$(225,985)	$(115)	$(36,195)
Deemed capital contribution from related party	—	—	—	—	1,952	—	—	1,952
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(13,253)	—	(13,253)
Balance at March 31, 2023	—	$—	10,122,581	$1	$191,856	$(239,238)	$(114)	$(47,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(6,270)	$(13,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	27
Stock-based compensation	123	—
Change in fair value of convertible notes payable (related party)	—	9,377
Change in fair value of warrant liability (related party)	—	104
Change in fair value of publicly traded warrant liability	1,177	—
Change in fair value of forward purchase agreement warrant liability	262	—
Change in fair value of forward purchase agreement put option liability	(103)	—
Change in operating lease right-of-use assets (related party)	31	22
Change in inventory reserve	89	(14)
Changes in operating assets and liabilities:
Accounts receivable, net	(119)	(22)
Other receivables	144	28
Inventories	(140)	—
Prepaid expenses and other current assets	(43)	(37)
Accounts payable	(641)	1,018
Operating lease liabilities (related party)	(27)	(19)
Accrued expenses	(357)	(180)
Product warranty liability	(6)	(62)
Net cash used in operating activities	$(5,846)	$(3,011)

Cash flows from investing activities
Purchases of property and equipment	—	(59)
Deposit on equipment not yet placed in service	(109)	—
Net cash used in investing activities	$(109)	$(59)

Cash flows from financing activities
Proceeds from the issuance of convertible notes payable (related party)	—	4,000
Proceeds from the issuance of term loan (related party)	5,000	—
Proceeds from the sale of common stock associated with the forward purchase agreement, net of transaction costs	1,683	—
Net cash provided by financing activities	$6,683	$4,000

Effect of exchange rate changes on cash	(1)	1
Net increase in cash	727	931
Cash, beginning of year	4,218	183
Cash, end of year	$4,945	$1,114

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Deemed capital contribution from related party	$—	$1,952
Dividends on Series A Preferred Shares	$1,365	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Envoy Medical, Inc. (“Envoy Medical” or the “Company”) is a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Envoy Medical’s technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. The Company’s first commercial product, the Esteem® Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), is a fully implanted active middle ear hearing device. The Esteem FI-AMEI was approved for sale in 2010 by the United States Food and Drug Administration (“FDA”).

Envoy Medical believes the fully implanted Acclaim® Cochlear Implant (“Acclaim CI”) is a first-of-its-kind cochlear implant. Envoy Medical’s fully implanted technology includes a sensor designed to leverage the natural anatomy of the ear instead of a microphone to capture sound. The Acclaim CI is designed to address severe to profound sensorineural hearing loss that is not adequately addressed by hearing aids. The Acclaim CI will only be indicated for adults who have been deemed adequate candidates by a qualified physician. The Acclaim CI received the Breakthrough Device Designation from the FDA in 2019.

On September 29, 2023 (the “Closing Date”), a merger transaction between Envoy Medical Corporation, Anzu Special Acquisition Corp I (“Anzu”) and Envoy Merger Sub, Inc., a directly, wholly owned subsidiary of Anzu (“Merger Sub”) was completed (hereinafter, the “Merger” or “Business Combination”, see Note 3) pursuant to the business combination agreement, dated as of April 17, 2023 (as amended, the “Business Combination Agreement”) . In connection with the closing of the Merger (the “Closing”), Merger Sub merged with Envoy Medical Corporation, with Envoy Medical Corporation surviving the merger as a wholly owned subsidiary of Anzu. In connection with the Closing, Anzu changed its name to Envoy Medical, Inc. The Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), and the Company’s warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) on October 2, 2023 under the symbols “COCH” and “COCHW,” respectively.

On April 17, 2023, prior to entering into the Business Combination Agreement, Anzu and Envoy Medical Corporation entered into an agreement (as amended to date, the “Forward Purchase Agreement”) with Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”) and Meteora Strategic Capital, LLC (“MSC” and, collectively with MSOF, MCP and MSTO, the “Sellers” or “Meteora parties”) for an over-the-counter equity prepaid forward transaction.

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 425,606 shares of our Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Anzu. Also, effective upon on the Closing Date, the Company paid to the Sellers a prepayment amount of $4.5 million required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 8,512 shares of Common Stock (the “Share Consideration”). During the three months ended March 31, 2024, the Sellers sold the full amount of the Recycled Shares, and, pursuant to the Forward Purchase Agreement, the Company received $4.00 per share sold, approximately $1.7 million.

In addition, pursuant to the subscription agreement, dated April 17, 2023 (as amended to date, the “Subscription Agreement”), by and between Anzu and Anzu SPAC GP I LLC (the “Sponsor”), the Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of the Company’s Series A preferred stock, par value $0.0001 per share (“Series A Preferred Stock”) in a private placement (the “PIPE Transaction”) at a price of $10.00 per share for an aggregate purchase price of $10.0 million.

Pursuant to the convertible promissory note, dated April 17, 2023, between Envoy Medical Corporation and GAT Funding, LLC (as amended to date, the “Envoy Bridge Note”), the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock to GAT Funding, LLC in exchange for the conversion of the Envoy Bridge Note in full, concurrently with the Closing.

The unaudited condensed consolidated financials include the accounts of Envoy Medical and its wholly-owned subsidiaries Envoy Medical Corporation and Envoy Medical GmbH (Ansbach) (GmbH), which operates a sales office in Germany. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited financial information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, which is included in the Company’s Form 10-K, dated and filed with the SEC on April 1, 2024, which is accessible on the SEC’s website at www.sec.gov. The condensed consolidated balance sheet at December 31, 2023 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.

During the three months ended March 31, 2024, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023.

2. Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $264.9 million at March 31, 2024. The Company has funded its operations and capital needs primarily through net proceeds from the issuances of term debt, convertible debt, the sale of Envoy Medical’s Common Stock, and the sale of Envoy Medical’s Series A Preferred Stock. In February 2024, the Company received $5.0 million as an initial advance from a $10.0 million term loan provided by a related party (see Note 9). In February 2024 the Company received net proceeds of $1.7 million from the sale of 425,606 shares held by Meteora parties (see Note 1). In September 2023, the Company received $11.7 in million proceeds from the Business Combination, Forward Purchase Agreement, and the PIPE Transaction, net of transaction costs. The Company had cash of $4.9 million as of March 31, 2024.

Management believes that its existing cash balances combined with future capital raises, and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the unaudited condensed consolidated financial statements are issued. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balances and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain of its discretionary spending. The Company may be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include but are not limited to the useful lives of property and equipment, inventory reserves, warranty liability, stock-based compensation expense, the fair value of forward purchase agreement put option liability, the fair value of forward purchase agreement warrant liability and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. There have been no material losses on the Company’s accounts receivable. There were no customers that accounted for 10.0% or more of sales for the three months ended March 31, 2024 and 2023, respectively. There were no customers that accounted for 10.0% or more of the accounts receivable balance as of March 31, 2024 and December 31, 2023, respectively.

Cash and Restricted Cash

The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits. The Company is required to maintain an amount equal to the first-year dividend payments defined under the terms of the Series A Preferred Stock. As of March 31, 2024 and December 31, 2023 the Company was unable to comply with this requirement (see Note 5).

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Accounts receivable are presented net of an allowance for credit losses. Management performs ongoing credit evaluations of its customers based on financial information provided by the customer. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company estimates its allowance for credit losses by considering numerous factors, including delinquency trends along with ongoing customer credit evaluations. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses. The Company had no material bad debt expense for the three months ended March 31, 2024 and the year ended December 31, 2023; there were no material contract assets as of March 31, 2024 and December 31, 2023. The allowance for credit losses was not material for the three months March 31, 2024 and the year ended December 31, 2023.

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

Operating Leases

The Company determines if an agreement is a lease at inception. The Company elected not to recognize the right to use an underlying asset (right-of-use “ROU” asset) and lease liabilities for short-term leases, which are those that have a lease term of twelve months or less, and includes renewal options in the measurement of lease liabilities only when the option to purchase or renew lease for the underlying asset is reasonably certain to be exercised. The Company has elected as an accounting policy to account for lease components and associated non-lease components as a single component. The Company leases its headquarters office space under an operating lease with a related party. The Company also leases office space in Germany under an operating lease (see Note 7). The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement and as necessary at modification. Operating leases are recorded on the consolidated balance sheets with operating lease assets representing the right to use the ROU asset for the lease term and lease liabilities representing the obligation to make lease payments arising from the lease. The Company excludes variable lease payments in measuring ROU assets and lease liabilities, other than those that depend on an index, a rate or are in-substance fixed payments.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including equipment and ROU assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the assets are less than its carrying value. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value. The Company did not incur any impairment charges during the three months ended March 31, 2024 and 2023.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the unaudited condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, accounts payable and accrued expenses, and term loan payable approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of the operating lease liabilities also approximates fair value since the instrument bears market rates of interest. None of these instruments are held for trading purposes.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company had elected the fair value option for the convertible notes payable (related party) under ASC Topic 825, Financial Instruments, with changes in fair value recorded in loss from changes in fair value of convertible notes payable (related party) each reporting period. The convertible notes payable (related party) were converted on the Closing Date and are no longer outstanding for any periods presented in the unaudited condensed consolidated financial statements. The Company’s forward purchase agreement put option liability and forward purchase agreement warrant liability are considered to be Level 3 financial instruments at fair value and are described below (see Note 4).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign-currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its publicly traded warrant liability in accordance with ASC 815-40. Accordingly, the Company recognized the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. The publicly traded warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

The Company accounts for its Forward Purchase Agreement in accordance with ASC 815-40. Accordingly, the Company recognized the forward purchase agreement put option liability and the forward purchase agreement warrant liability at fair value at each reporting period. The forward agreement put option liability and the forward purchase agreement warrant liability are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, the Company no longer had a forward purchase agreement put option liability.

SPAC Excise Tax Liability

The Company recognized an excise tax liability of approximately $2.2 million upon completion of the Company’s Business Combination as an incremental cost to repurchase the Company’s treasury shares, with an offsetting tax liability recognized. The SPAC excise tax liability was recorded in accrued expenses in the Company’s unaudited condensed consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers as follows:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

●	determine the transaction price;

●	allocate the transaction price to the performance obligations in the contract; and

●	recognize revenue when or as performance obligations are satisfied.

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

The Company primarily derives revenue from the sale of its hearing device products. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, at the time the Company is notified the product has been implanted or used by the customer in a surgical procedure. The Company also sells extended warranty plans on a limited basis. Revenue from extended warranty plans is recognized ratably over time and was immaterial for each of the three months ended March 31, 2024 and 2023. Amounts received from a customer prior to fulfillment of the performance obligation are included as accrued expenses on the condensed consolidated balance sheets and are immaterial as of March 31, 2024 and December 31, 2023. The Company has elected to account for shipping and handling activities performed as activities to fulfill the promise to transfer the products; therefore these activities are not assessed as a separate performance obligation to its customers.

Revenue is measured as the amount of consideration the Company expects to receive, which is based on the invoiced price. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company’s contracts do not include variable consideration.

Payment terms differ by geography and customer, but payment is generally required within 30 days from the date of product utilization. The Company also offers extended payment plans on a limited basis. Amounts due to the Company under payment plans that extend beyond 12 months are immaterial as of March 31, 2024 and December 31, 2023, therefore the Company does not adjust the promised amount of consideration for the effects of a significant financing component.

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

Product Warranty

The Company provides a limited warranty for its implantable components. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The limited warranty liability is recorded in accrued expenses in the condensed consolidated balance sheets. As of March 31, 2024, and December 31, 2023, the amount of accrued limited warranty was immaterial and the Company’s warranty payments were immaterial.

During 2013, the Company offered a lifetime warranty to clinical trial patients to cover batteries and surgery related costs. The Company estimates the costs that may be incurred under this lifetime warranty and records a liability in the amount of such costs at its present value. The lifetime warranty is recorded in warranty liability in the consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the aggregate product warranty liability was $2.2 million and $2.2 million, respectively, of which $0.3 million and $0.3 million, respectively, was classified as a current liability in the Company’s condensed consolidated balance sheets.

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

The Company recognizes the financial statement benefit of a tax position only to the extent the position is more-likely-than-not to be sustained upon audit based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s unaudited condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has elected to recognize interest and penalties related to uncertain tax positions in the provision for income taxes.

Foreign Currency Translation

The Euro is the functional currency for the Company’s foreign subsidiary in Germany. The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the end-of-the-period exchange rates, and the revenues and expenses are translated at weighted-average rates for the respective reporting period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the Company’s unaudited condensed consolidated statements of stockholders’ deficit as well as a component of accumulated other comprehensive loss on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss.

Net Loss per Share

The Company’s Series A Preferred Stock certificate of designation entitles the holders to participate in dividends on an as converted basis when declared on Common Stock. As a result, the Series A Preferred Stock meets the definition of a participating security, which requires the Company to apply the two-class method to compute both basic and diluted earnings per share attributable to common stockholders. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class method requires income available to holders of the Company’s Common Stock for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income for the period had been distributed. In periods where there is a net loss, no allocation of undistributed net loss to Series A Preferred Stock is performed as the holders of the Series A Preferred Stock are not contractually obligated to participate in the Company’s losses. The Company reported net losses of $6.3 million and $13.3 million attributable to the shareholders of the Company’s common stock for the three months ended March 31, 2024, and 2023, respectively.

Basic net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock, into common stock, under the if-converted method. Due to the net losses for the three-month periods ended March 31, 2024 and 2023, basic and dilutive net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

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

The Company has adopted the guidance from Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Compensation Accounting, and has determined not to apply a forfeiture rate and has made the accounting election that forfeitures will be recognized when the actual forfeiture takes place therefore no estimated forfeiture rate will be recorded.

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

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

3. Merger

As discussed in Note 1 – Nature of the Business and Basis of Presentation, on September 29, 2023, the Company completed the Merger. Upon the Closing, the following occurred:

●	each share of Envoy Common Stock immediately prior to the Business Combination was automatically cancelled and converted into the right to receive 0.063603 shares of Common Stock resulting in the issuance of 14,999,990 shares of Common Stock;

●	each share of outstanding Envoy Common Stock, which totaled 139,153,144 was cancelled and converted into 8,850,526 shares of Common Stock;

●	each outstanding warrant to purchase Envoy Common Stock, depending on the applicable exercise price, was automatically cancelled or exercised on a net exercise basis and converted into 2,702 shares of Common Stock;

●	the outstanding Convertible Notes, as defined in Note 9, were automatically converted into 4,874,707 shares of Common Stock;

●	each share of Envoy redeemable convertible preferred stock, par value $0.01 per share, issued and outstanding immediately prior to the Closing (“Envoy Preferred Stock”), which totaled 4,000,000 shares, were converted into 20,000,000 shares of Envoy Common Stock and subsequently exchanged for 1,272,055 shares of Common Stock;

●	each outstanding option to purchase shares of Envoy Common Stock outstanding as of immediately prior to the Business Combination was cancelled in exchange for nominal consideration;

●	each share of Merger Sub’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Business Combination was converted into and exchanged for one share of Common Stock;

●	the Sponsor forfeited 5,510,000 shares of Anzu’s Class B common stock, par value $0.0001 per share (“Anzu Class B Common Stock”), and all 12,500,000 private placement warrants pursuant to the Sponsor Support Agreement;

●	all of Anzu’s outstanding 14,166,666 public placement warrants were exchanged for warrants each exercisable for a share of Common Stock at a price of $11.50 per share;

●	the Sponsor exchanged 2,500,000 shares of Anzu Class B Common Stock for 2,500,000 shares of Series A Preferred Stock pursuant to the sponsor support and forfeiture agreement dated April 17, 2023 by and between Anzu, Envoy and the Sponsor, as amended or modified from time to time (the “Sponsor Support Agreement”);

●	an aggregate of 2,615,000 shares of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors automatically converted into an equal number of shares of Common Stock;

●	pursuant to the legacy forward purchase agreements and the extension support agreements of Anzu, the Sponsor transferred an aggregate of 490,000 shares of Common Stock to the parties to the legacy forward purchase agreements and the extension support agreements;

●	the Company issued an aggregate of 8,512 shares of Common Stock as Share Consideration pursuant to the Forward Purchase Agreement;

●	the Sellers in its sole discretion may request warrants of the Company exercisable for shares of Common Stock (the “Shortfall Warrants”) in an amount equal to 3,874,394 based on the terms of Forward Purchase Agreement;

●	the Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of Series A Preferred Stock in the PIPE Transaction at a price of $10.00 per share for an aggregate purchase price of $10 million; and

●	pursuant to the Envoy Bridge Note, the Company issued 1,000,000 shares of Series A Preferred Stock to GAT Funding, LLC concurrently with the Closing.

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

The following table presents the total shares of Common Stock and Series A Preferred Stock outstanding immediately after the Closing:

Class A Common Stock	Number of Shares
Exchange of Anzu Class A Common Stock subject to possible redemption that was not redeemed for Common Stock	1,500,874
Conversion of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent director into Common Stock*	2,615,000
Subtotal - Merger, net of redemptions	4,115,874
Exchange of Envoy Common Stock for Common Stock	8,850,526
Exchange of Envoy Preferred Stock for Common Stock	1,272,055
Conversion of Convertible Notes as of September 29, 2023 into Common Stock	4,874,707
Net exercise of Envoy Warrants	2,702
Issuance of share consideration to Meteora parties	8,512
Shares recycled by Meteora parties	425,606
19,549,982

*	1,000,000 shares of the Common Stock are unvested and subject to restrictions and forfeitures per the Sponsor Support Agreement. These shares will vest upon the FDA approval of Acclaim CI or upon a change of control of the Company (see Note 10)

Series A Preferred Stock	Number of Shares
Exchange of Anzu Class B Common Stock for Series A Preferred Stock	2,500,000
Issuance of Series A Preferred Stock in connection with the PIPE Transaction	1,000,000
Issuance of Series A Preferred Stock in connection with the conversion of the Envoy Bridge Note	1,000,000
4,500,000

4. Fair Value Measurements

The following tables provide information related to the Company’s liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, respectively, (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$266	$266
Forward purchase agreement put option liability	—	—	—	—
Publicly traded warrant liability	1,509	—	—	1,509
	$1,509	$—	$266	$1,775

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$4	$4
Forward purchase agreement put option liability	—	—	103	103
Publicly traded warrant liability	332	—	—	332
	$332	$—	$107	$439

The fair values of the forward purchase agreement warrant liability and the forward purchase agreement put option liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurement. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability at March 31, 2024 and the forward purchase agreement warrant liability and forward purchase agreement put option liability at December 31, 2023:

	March 31, 2024	December 31, 2023
Stock price	$3.92	$1.81
Initial exercise price	$10.46	$10.46
Remaining term (in years)	0.50	0.75
Risk-free rate	5.24%	4.9%

The Company has classified the publicly traded warrant liability within Level 1 of the hierarchy as the warrant liability is separately listed and traded in an active market. The publicly traded warrant liability’s listed price in an active market was used as the fair value.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Forward Purchase Agreement Warrant Liability	Forward Purchase Agreement Put Option Liability
Balance as of December 31, 2023	$4	$103
Change in fair value	262	(103)
Balance as of March 31, 2024	$266	$—

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

5. Cash Available for Dividend Payments

Pursuant to the certificate of designation of the Series A Preferred Stock, the Company is required to maintain the funds allocated for the first four (4) quarterly dividend payments in a separate account, for a total of $5.4 million, for use in the payment of dividends to holders of the Series A Preferred Stock. In the event the Company does not remit a required dividend payment, an additional dividend on the amount of the unpaid portion of the dividend will automatically accrue at the regular dividend rate of 12%.

As of March 31, 2024 and December 31, 2023 the Company was unable to maintain this balance and continue funding normal operations. Notwithstanding its inability to maintain funds in a separate account, as of March 31, 2024 and December 31, 2023 the Company had accrued all dividend payments required under the certificate of designation of the Series A Preferred Stock which are included in accrued expenses on the Company’s condensed consolidated balance sheets. As of May 15, 2024 the Company had paid all dividend payments required under the certificate of designation of the Series A Preferred Stock.

6. Inventories

Inventories, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$1,244	$1,162
Work-in-progress	105	158
Finished goods	106	84
	$1,455	$1,404

7. Operating Leases

The Company leases its headquarters office space in Minnesota and leases office space in Germany. The lease for the Company’s headquarters office space expires at the end of 2027. This headquarters office space lease is with a stockholder, which is considered a related party. The lease of the office space in Germany is not with a related party and is immaterial.

The components of leases and lease costs were as follows (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets (related party)	$433	$464

Operating lease liabilities (related party), current portion	$157	$158
Operating lease liabilities (related party), net of current portion	378	404
	$535	$562

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$97	$97

Other supplemental information of lease amounts recognized in the unaudited condensed consolidated financial statements is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$113	$111

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	3.6	3.9
Weighted-average discount rate	5.0%	5.0%

Future minimum lease payments associated with these leases were as follows as of March 31, 2024 (in thousands):

Amount
2024 (remaining)	$135
2025	154
2026	155
2027	99
543
Less: Imputed interest	(8)
$535

8. Product Warranty Liability

Changes in warranty liability were as follows (in thousands):

Amount
Balance as of December 31, 2023	$2,234
Utilization	(6)
Balance as of March 31, 2024	$2,228

The assumptions utilized in developing the liability as of March 31, 2024, include an estimated cost per unit of $6 thousand, an average battery life of 5 years, inflationary increase of 3.6%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.0% was used in the calculation as of March 31, 2024.

9. Debt (Related Party)

Convertible Notes

The Company received several loan financings from stockholders from 2012 to 2024. During the year ended December 31, 2023, the 2012 Convertible Note, the 2013 Convertible Notes, and the 2023 Convertible Note (collectively the “Convertible Notes”) were all converted into equity at the Closing of the Business Combination.

During the quarter ended March 31, 2024 the Company and a single stockholder entered into the 2024 Term Loan described below.

The Company elected the fair value option for the Convertible Notes and the Envoy Bridge Note under ASC Topic 825, Financial Instruments, with changes in fair value recorded in earnings each reporting period. The Company recorded an expense of $9.4 million related to the conversion of the convertible notes during the three months ended March 31, 2023.

2024 Term Loan

In the first quarter of 2024, the Company issued a promissory note (the “2024 Term Loan”) with a principal amount of up to $10,000,000 to GAT Funding, LLC (“GAT”), an entity controlled by a member of the Company’s board of directors and a controlling stockholder of the Company. Upon meeting certain conditions, the Company may draw funds in $2,500,000 tranches under the 2024 Term Loan up to $10,000,000 until the second anniversary of the 2024 Term Loan. The 2024 Term Loan has a five-year term and matures on February 27, 2029. The principal amount drawn bears interest at a rate of 8.0% per annum and is paid quarterly in arrears after the second anniversary of the 2024 Term Loan. Interest will accrue and is not payable for the first two years of the term and will compound and be added to the principal balance of the 2024 Term Loan both on the first and second anniversary of the 2024 Term Loan. The Company may prepay the accrued interest and principal of the 2024 Term Loan without penalty, with 10 days’ notice. At closing, the Company drew $5,000,000 in principal from the 2024 Term Loan.

As a commitment fee, the Company is required to issue GAT warrants to purchase 250,000 shares of its Common Stock for each $2,500,000 of principal funded under the 2024 Term Loan. The warrants will have an exercise price equal to the closing price on the date of funding of the applicable tranche and a termination date as of the third anniversary of the initial closing for all warrants. At closing of the initial funding, the Company issued GAT warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.24 per share. The 2024 Term Loan was accounted for as a conventional debt instrument and is accounted for in accordance with ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815- 40). The warrants expire on February 27, 2027. As a result of the issuance of the warrants, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded a debt discount and additional paid-in capital of approximately $179,380 representing the fair value of the warrants on the issuance date. Subsequently this debt discount is being recorded to interest expense over the term of the 2024 Term Loan.

10. Common Stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue 400,000,000 shares of Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 11).

Contingent Sponsor Shares

Pursuant to the Sponsor Support Agreement, 1,000,000 shares of Common Stock held by the Sponsor shall be unvested and subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement (the “Contingent Sponsor Shares”). The Contingent Sponsor Shares shall vest upon the FDA’s approval of the Acclaim CI (the “FDA Approval”). If a change of control of the Company shall occur following the Closing, then the conditions for vesting of any Contingent Sponsor Shares that remain unvested as of immediately prior to the consummation of the change of control shall be deemed to have been achieved and such Contingent Sponsor Shares shall immediately vest as of immediately prior to the consummation of such change of control.

The Contingent Sponsor Shares meets the definition of a derivative, but meets the criteria to be considered indexed to the Company’s stock and the equity-classification criteria. Accordingly, the Contingent Sponsor Shares are classified as permanent equity.

Common Stock Warrants (Related Party)

On February 27, 2024 the Company issued warrants to purchase 500,000 shares of its Common Stock to a related party in conjunction with the 2024 Term Loan (see Note 9).

11. Series A Preferred Stock

As of March 31, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to the Envoy Bridge Note, the Sponsor Support Agreement and the Subscription Agreement, the Company has outstanding an aggregate of 4,500,000 shares of Series A Preferred Stock (see Note 3) as of March 31, 2024.

The holders of the Series A Preferred Stock have the following rights and preferences:

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of March 31, 2024 and is adjustable for certain dilutive events.

At any time from and after 90 days following the Merger, if the closing price per share of Common Stock is greater than $15.00 for any twenty trading days within a period of thirty trading days, the Company may elect, in its discretion, to convert all, but not less than all, of the then outstanding shares of Series A Preferred Stock into shares of Common Stock. In this case, each share of Series A Preferred Stock then outstanding shall be converted into the number of shares of Common Stock equal to the quotient of i) $10.00 divided by ii) $15.00.

Redemption

The holders of Series A Preferred Stock are not entitled to any redemption rights, other than those under their liquidation rights discussed below. The Company does not have the option to redeem the Series A Preferred Stock.

Dividend Rights

The holders of Series A Preferred Stock are entitled to a cumulative dividend which accrues at the rate of 12% of the original issuance price of $10.00 per annum. The dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared, and will be payable in cash on a quarterly basis. With respect to the first four (4) dividends, the Company shall maintain the funds allocated for such dividends in a separate account. If the Company fails to pay the dividends on the dividend payment date, then an additional dividend on the amount of the unpaid portion shall automatically accrue at 12% (see Note 5).

There were no dividends declared as of March 31, 2024. Pursuant to the Sponsor Support Agreement, any dividends arising will accrue and not require timely payment at any time when the Company has less than $10.0 million of net tangible assets. As of March 31, 2024 and December 31, 2023, the Company had accrued $1.5 million and $0.8 million, respectively, in unpaid dividends as a result of the Sponsor Support Agreement.

Liquidation Preference

In the event of any liquidation, deemed liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any security of the Company that ranks junior to the Series A Preferred Stock, including, but not limited to, the Common Stock, an amount per share of Series A Preferred Stock equal to the greater of i) $10.00 plus any unpaid cash dividends and ii) the amount the holder would have received, would such holder, immediately prior to such involuntary liquidation, dissolution or winding up of Company, have converted such shares of Series A Preferred Stock into Common Stock.

12. Stock Options

The Company had a stock incentive plan (the “2003 Stock Option Plan”) that provided for the granting of stock options or other stock incentives to employees, officers, directors and consultants. In March 2013, the Company and its stockholders adopted a new plan (the “2013 Stock Option Plan”) on substantially the same terms and conditions of the 2003 Stock Option Plan. The Company and its stockholders reserved a total of 7,000,000 shares of Envoy Common Stock for issuance under the 2013 Stock Option Plan and reduced the number of shares of Envoy Common Stock available for issuance under the 2003 Stock Option Plan from 6,400,000 to 552,000. As of April 2013, the 2003 Stock Option Plan expired and no further stock options or shares may be granted under that plan. On April 17, 2023, the Company and the stock option holders agreed that the stock options will be cancelled and terminated for no consideration upon completion of the Merger.

On April 17, 2023, the Company’s board of directors adopted a new equity incentive plan, and the plan was approved by the stockholders on September 27, 2023 (hereinafter, the “2023 Equity Incentive Plan”). An aggregate of 4,000,000 shares of Common Stock are reserved and may be issued under the 2023 Equity Incentive Plan, provided that until such time as certain milestones are achieved. The aggregate number of shares of Common Stock that may be issued pursuant to the 2023 Equity Incentive Plan is 2,500,000 shares. As of March 31, 2024, there are 1,999,689 options outstanding under the 2023 Equity Incentive Plan. The Company initially values options at fair value on the grant date. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, generally vesting based on continued service over four years and expire ten years from the date of grant, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. Certain stock options granted in 2023 under the 2023 Equity Incentive Plan have a certain percentage that are exercisable at any time following the date of grant and then vest based on continuous service over three years and expire ten years from the date of grant.

On October 15, 2023, the Company granted 2,085,034 stock options to certain employees and directors with an exercise price of $2.40 per share, out of which, 720,505 stock options were fully unvested on the grant date. For any employee or director that received stock options that are fully unvested on the grant date, the vesting conditions are that one-fourth (25%) of these stock options vest on the first anniversary of the grant date and the remaining portion (75%) of these stock options will be vested ratably, on a monthly basis, over a 36-month vesting period. For any employee or director that received stock options that are 25%, 50% or 75% vested on the grant date based on service period, the vesting conditions are that the stock options will vest ratably, on a monthly basis, over a 36-month vesting period.

On December 11, 2023, the Company granted 146,625 stock options to a certain employee with an exercise price of $2.19 per share. One-fourth (25%) of these stock options vest on the first anniversary of the grant date and the remaining portion (75%) of these stock options will be vested ratably, on a monthly basis, over a 36-month vesting period.

During the period ended March 31, 2024, the Company granted 31,955 stock options to certain employees with an exercise price of $1.35 per share. One-fourth (25%) of these stock options vest on the first anniversary of the grant date and the remaining portion (75%) of these stock options will be vested ratably, on a monthly basis, over a 36-month vesting period.

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2024:

	Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,967,734	$2.38	n/a		$-
Granted	31,955	$1.35	n/a	$	n/a
Outstanding at March 31, 2024	1,999,689	$2.37	9.57		$3,103,871
Exercisable and vested at March 31, 2024	934,673	$2.40	9.55		$1,420,703

13. Related Party Transactions

The Company leases its headquarters office space in Minnesota from a stockholder, which is considered a related party (see Note 7). The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was approximately $0.5 million at each of March 31, 2024 and December 31, 2023, respectively. The rent expense was immaterial for both the three months ended March 31, 2024 and 2023.

The Company received several loan financings from stockholders between 2012 to 2024 (see Note 9).

14. Commitment and Contingencies

The Company is party to various litigation matters arising from time to time in the ordinary course of business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a current director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery (the “Atlas Complaint”). The Atlas Complaint alleges that Atlas properly requested redemption of its shares of the Company’s Common Stock in connection with the Company’s business combination transaction and was prevented from redeeming such shares by the Company and the other defendants. Atlas seeks redemption of the shares of Common Stock in the amount of approximately $9,400,000, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

The Company has business liability insurance to cover litigation costs exceeding $50 thousand. As of March 31, 2024 and December 31, 2023, the Company has not recorded any accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

15. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders, basic	$(6,270)	$(13,253)

Net loss	$(6,270)	$(13,253)
Less: Undistributed earnings allocated to participating securities, diluted	—	—
Net loss attributable to common stockholders, diluted	$(6,270)	$(13,253)

Denominator:
Weighted average common stock outstanding, basic	19,599,982	10,122,581
Net loss per share attributable to common stockholders, basic	$(0.32)	$(1.31)
Weighted average common stock outstanding, diluted	19,599,982	10,122,581
Net loss per share attributable to common stockholders, diluted	$(0.32)	$(1.31)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to stockholders of Common Stock is the same. The Company excluded the following potential shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Stock options	1,999,689	263,000
Series A Preferred Stock (as converted to common stock)	3,913,043	—
Warrants to purchase common stock	14,166,666	—
Contingent Sponsor Shares	1,000,000	—
	21,079,398	263,000

16. Subsequent Events

The Company has evaluated all events occurring through May 15, 2024, the date on which these unaudited condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), as well as the information contained in the Company’s Annual Report on Form 10-K, dated and filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Anzu Special Acquisition Corp I and (ii) after the Closing Date, to Envoy Medical, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including statements as to future results of operations and financial position, revenue and other metrics, products, business strategy and plans, objectives of management for future operations of the Company, market size and growth, competitive position and technological and market trends, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

●	changes in the market price of shares of our Class A Common Stock, par value $0.0001 per share (the “Common Stock”);

●	unpredictability in the medical device industry, the regulatory process to approve medical devices, and the clinical development process of the Company’s products;

●	potential need to make design changes to products to meet desired safety and efficacy endpoints;

●	changes in federal or state reimbursement policies that would adversely affect sales of the Company’s products;

●	introduction of other scientific advancements, including gene therapy or pharmaceuticals, that may impact the need for hearing devices such as cochlear implants or fully implanted active middle ear implants;

●	competition in the medical device industry, and the failure to introduce new products and services in a timely manner or at competitive prices to compete successfully against competitors;

●	disruptions in relationships with the Company’s suppliers, or disruptions in the Company’s own production capabilities for some of the key components and materials of its products;

●	changes in the need for capital and the availability of financing and capital to fund these needs;

●	changes in interest rates or rates of inflation;

●	legal, regulatory and other proceedings could be costly and time-consuming to defend;

●	changes in applicable laws or regulations, or the application thereof on the Company;

●	a loss of any of the Company’s key intellectual property rights or failure to adequately protect intellectual property rights;

●	the Company’s ability to maintain the listing of its securities on The Nasdaq Stock Market LLC (“Nasdaq”);

●	the effects of catastrophic events, including war, terrorism and other international conflicts; and

●	other risks and uncertainties indicated in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (the “Form 10-K”), including those set forth under the section entitled “Risk Factors.”

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

As described above, Envoy entered into a business combination agreement with Anzu Special Acquisition Corp I (“Anzu”) on April 17, 2023 (as amended, the “Business Combination Agreement”). The transactions under the Business Combination Agreement (collectively, the “Business Combination”) were completed on September 29, 2023, in connection with which Anzu changed its name to Envoy Medical, Inc. (and together with its subsidiaries, “Envoy Medical”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires).

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023, and the three months ended March 31, 2024 and 2023, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, together with related notes thereto included in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview

We are a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Our technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. Founded in 1995, our vision is to create fully implanted hearing devices that leverage the natural ear – not an artificial microphone – to pick up sound. In recent years, we have focused almost exclusively on developing the fully implanted Acclaim® cochlear implant (the “Acclaim CI”), our lead product candidate.

We believe that the Acclaim CI is a first-of-its-kind cochlear implant. Our fully implanted technology includes a sensor designed to leverage the natural anatomy of the ear instead of a microphone to capture sound. The Acclaim CI is designed to address severe to profound sensorineural hearing loss that is not adequately addressed by hearing aids. The Acclaim CI will only be indicated for adults who have been deemed adequate candidates by a qualified physician. The Acclaim CI received the Breakthrough Device Designation from the United States Food and Drug Administration (the “FDA”) in 2019.

Our first product, the Esteem® Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), was created and received FDA approval in 2010. The Esteem FI-AMEI is a fully implanted active middle ear hearing device and remains the only FDA approved fully implanted hearing device in the US market. Unfortunately, the Esteem FI-AMEI failed to gain commercial traction, primarily due to a lack of reimbursement or insurance coverage from third-party payors. Despite commercial challenges, approximately 1,000 Esteem FI-AMEI devices were implanted. Some devices had been implanted in the early 2000s during clinical trials, providing Envoy Medical with nearly two decades of experience with its implantable sensor technology. Throughout our experience, our sensor technology proved a viable alternative and robust option to external or implanted microphones.

In late 2015, we made the decision to shift our focus from the Esteem FI-AMEI to a new product that would leverage our sensor technology and incorporate it into a cochlear implant. As a result, we now have the Acclaim CI, a fully implanted cochlear implant. We believe the Acclaim CI gives us the opportunity to disrupt the existing cochlear implant market. The cochlear implant market is one that already has established market acceptance and reimbursement pathways. In the United States, before we can market a new Class III medical device, which the Acclaim CI is, we must first receive FDA approval via the premarket application approval process.

In order for our pivotal clinical study to begin, we are required to obtain an Investigational Device Exemption (“IDE”) from the FDA. We submitted an IDE application at the end of the first quarter of 2024. Due to some pending testing and the desire to continue interactive conversations with the FDA, we decided to convert the IDE to a “pre-submission” (sometimes referred to a Q-submission). This conversion allows for the pending testing to be completed and interactive feedback to be received from the FDA. We anticipate re-submitting an updated IDE application in the third or fourth quarter of 2024. FDA approval of the IDE is not guaranteed, and each step of the process may take longer than we have planned. We view the interactions with the FDA as a positive development that may increase the chances of a successful Premarket Approval (“PMA”) submission, which is planned to be filed at the conclusion of the pivotal clinical study. We believe it is advantageous that the pre-submission will allow us further discussion with the FDA now, prior to pivotal clinical trial beginning. We currently anticipate obtaining FDA approval of our PMA by the end of 2026, although the FDA approval process is uncertain, and we cannot guarantee that we will receive FDA approval on that timeline, or at all.

We had net losses of approximately $6.3 million and $13.3 million for the three months ended March 31, 2024 and 2023, respectively, and had an accumulated deficit of $264.9 million and $257.2 million as of March 31, 2024 and December 31, 2023, respectively. We have funded our operations to date primarily through the issuance of equity securities, term debt and convertible debt, and in September 2023, we received $11.7 million proceeds from the Business Combination (see Note 1 “Nature of the Business and Presentation” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report). We also received $5.0 million proceeds from the 2024 Term Loan (see Note 9, “Debt (Related Party)”), and approximately $1.7 million from the sale of shares from our Forward Purchase Agreement. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

We expect that our financial performance will fluctuate quarterly and yearly due to the development status of our Acclaim CI implant product and our efforts to obtain regulatory approval and commercialize the Acclaim CI implant product.

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

Furthermore, a recession or market correction resulting from macroeconomic factors could materially affect our business and the value of our Common Stock. The occurrence of any such events may lead to reduced disposable income which could adversely affect the number of Esteem FI-AMEI implants and replacement components sold as a result of customer and patient reluctance to seek treatment due to financial considerations.

Adverse macroeconomic conditions, including pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

Key Components of Our Results of Operations

Revenue

Currently, we derive substantially all our revenue from the sale of the Esteem FI-AMEI implants and replacement components to Esteem FI-AMEI implants. We enter arrangements with patients to provide them with the Esteem FI-AMEI device, personal programmer devices, sound processor/battery replacements, and/or an optional Care Plan, each of which are outputs of our ordinary activities in exchange for consideration. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, when we are notified the product has been implanted or used by the customer in a surgical procedure. New implantations of the Esteem FI-AMEI are not expected to be more than a few per year and may be as low as zero. Although we believe it to be unlikely, Esteem FI-AMEI implantations could potentially increase with favorable reimbursement policy and coverage changes. We will continue our efforts to pursue positive reimbursement changes for fully implanted active middle ear implants. There will be continued nominal revenue from replacement of sound processors for patients who need a new battery.

Upon commercialization of our Acclaim CI implant product, we expect that Acclaim CI revenues will more than exceed our Esteem FI-AMEI revenue. We are targeting FDA approval for the Acclaim CI in 2026.

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

Operating Expenses

Research and Development Expenses

Research and development expenses (“R&D”) consist of costs incurred for our research activities, primarily our discovery efforts and the development of the Acclaim CI implant product. We also incur R&D costs related to continuing to support, and improving upon where possible, our Esteem FI-AMEI product. We expense R&D costs as incurred, which include:

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

Our R&D expenses are currently tracked on a program-by-program basis. The majority of our R&D expenses incurred during the three months ended March 31, 2024 and 2023 were for the development of the Acclaim CI.

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

R&D activities are central to our business model. We expect that our R&D expenses will continue to increase for the foreseeable future as we initiate clinical trials for the Acclaim CI implant product and prepare the product for possible commercialization, should it gain regulatory approval(s). If the Acclaim CI implant product enters later stages of clinical trials and ongoing development, the product will generally incur higher R&D expenses than those in earlier stages of research and development, primarily due to simultaneously running clinical trials while also iterating the product for commercialization and preparing for the needs of commercialization. There are numerous factors associated with the successful commercialization of the Acclaim CI implant product or any products we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, benefits, and other related costs for personnel in our sales and marketing functions. We expect our sales and marketing expenses to increase in the foreseeable future as we increase our administrative personnel to support our continuing growth.

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

We expect our general and administrative expenses to continue to increase in the foreseeable future as we increase our administrative personnel to support our continuing growth, our costs of marketing and selling expenses, our costs of expanding our operations and operating as a public company. These increases will likely include increases related to the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs and investor relations costs associated with being a public company.

Loss from Changes in Fair Value of Convertible Notes Payable (Related Party)

We elected the fair value option for convertible notes payable (related party), and accordingly, convertible notes payable (related party) are recorded at fair value at each reporting date on the consolidated balance sheets. Gain (loss) from changes in fair value of convertible notes payable consists of changes in the fair value during each reporting period. Effective September 29, 2023, the convertible notes (related party) were converted upon completion of the Business Combination.

Loss From Changes in Fair value of the Forward Purchase Agreement Put Option Liability

We recognized the forward purchase agreement put option liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss during each reporting period. As of March 31, 2024, we no longer had a forward purchase agreement put option liability.

Gain From Changes in Fair Value of the Forward Purchase Agreement Warrant Liability

We recognized the forward purchase agreement warrant liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss during each reporting period.

Other Expense

Our other expense for the three months ended March 31, 2023 consisted of changes in fair value of warrants issued to a related party which were exchanged for equity as part of our Business Combination in the third quarter of 2023.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,		Change in
(In thousands, except percentages)	2024	2023	$	%
Net revenues	$59	$78	$(19)	(24.4)%
Costs and operating expenses:
Cost of goods sold	153	175	(22)	(12.6)%
Research and development	2,360	1,927	433	22.4%
Sales and marketing	325	371	(46)	(12.4)%
General and administrative	2,119	1,376	743	54.0%
Total costs and operating expenses	4,957	3,849	1,108	28.8%
Operating loss	(4,898)	(3,771)	(1,127)	29.9%
Other expense:
Loss from changes in fair value of convertible notes payable (related party)	—	(9,377)	9,377	100.0%
Change in fair value of forward purchase agreement put option liability	103	—	103	—
Change in fair value of forward purchase agreement warrant liability	(262)	—	(262)	—
Change in fair value of publicly traded warrant liability	(1,177)	—	(1,177)	—
Interest expense, related party	(36)		(36)
Other expense	—	(105)	105	100.0%
Total other expense, net	(1,372)	(9,482)	8,110	(85.5)%
Net loss	$(6,270)	$(13,253)	$6,983	(52.7)%

Net Revenues

Net revenues decreased by $19 thousand for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease is primarily due to a decrease in the number of battery replacement requests received during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Cost of Goods Sold

Cost of goods sold decreased by $22 thousand for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease is primarily due to a reduction in revenue, and a reduction in material manufacturing scrap associated with lower revenues recognized during the current quarter.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Change in
(In thousands, except for percentages)	2024	2023	$	%
R&D product costs	$878	$1,014	$(136)	(13)%
R&D personnel costs	1,432	868	529	65%
Other R&D costs	50	45	5	11%
Total research and development costs	$2,360	$1,927	$433	22%

R&D expenses increased approximately $0.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to an increase in personnel and salary costs for the three months ended March 31, 2024, as we increased headcount across our clinical and cochlear departments in preparation for our pivotal clinical study for the Acclaim CI.

Sales and Marketing

Sales and marketing expenses decreased by $46 thousand for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023, respectively. The decrease was due to a reduction in headcount.

General and Administrative Expenses

General and administrative expenses increased $0.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase is primarily due to a $0.2 million increase in directors and officers insurance coverage, and a $0.3 million increase in personnel-related costs for the three months ended March 31, 2024, as we increased headcount in preparation for the future commercialization of our Acclaim CI implant product.

Loss From Changes in Fair Value of Convertible Notes Payable (Related Party)

The loss from changes in fair value of convertible notes payable decreased $9.4 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to the conversion of the notes payable to common stock as a result of the completion of our Business Combination during September 2023.

Change in Fair Value of Forward Purchase Agreement Put Option Liability

We entered into a forward purchase agreement in September 2023 as part of our Business Combination. During the three months ended March 31, 2024, the shares associated with the forward purchase agreement were sold resulting in a gain of $0.1 million during the quarter.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

During the three months ended March 31, 2024, the fair value of the warrants issued in connection with the forward purchase agreement entered into in September of 2023 as part of our Business Combination increased by $0.3 million. This increase in value was due to an increase in our stock price as well as an increase in the value of our publicly traded warrants. This increase in value resulted in a loss of $0.3 million for the three months ended March 31, 2024.

Change in Fair Value of Publicly Traded Warrant Liability

During the three months ended March 31, 2024, the fair value of our publicly traded warrants increased by approximately $1.2 million which is a result of an increase of approximately $0.08 in the closing share price for those warrants over the three months ended March 31, 2023. This increase resulted in a loss of $1.2 million for the three months ended March 31, 2024.

Interest Expense

Interest expense increased by $36 thousand for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, primarily due to the interest cost associated with our 2024 Term Loan which was entered into on February 27, 2024.

Other Income

Other income decreased by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to expenses associated with the change in fair value of the warrant liability (related party) recognized during the three months ended March 31, 2023.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and continuing operating losses for the foreseeable future as we advance the clinical development of our products. We have funded our operations to date primarily with proceeds from raising funds from issuing equity securities, convertible notes, a term loan and proceeds from the Business Combination. As of March 31, 2024 and December 31, 2023, respectively, we had $4.9 million and $4.2 million of cash, and $5.0 million and zero in undrawn principal from our 2024 Term Loan, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include sales of the Esteem FI-AMEI implants and replacement components and issuances of our Common Stock, Series A Preferred Stock, warrants, convertible debt, term debt and other financing agreements such as the forward purchase agreement. See Note 1, “Nature of the Business and Basis of Presentation” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of our Form 10-K titled, “Risk factors” – Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Three Months Ended March 31
	2024	2023
Net cash provided by (used in):
Operating activities	$(5,846)	$(3,011)
Investing activities	(109)	(59)
Financing activities	6,683	4,000
Effect of exchange rate changes on cash	(1)	1
Net increase in cash	$727	$931

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 was primarily used to fund a net loss of approximately $6.3 million, adjusted for non-cash expenses in aggregate amount of approximately $1.6 million and approximately $1.2 million of cash used from net changes in the levels of operating assets and liabilities. The change primarily relates to a decrease in accounts payable and accrued expenses as well as an increase in prepaid expenses, partially offset by decreases in accounts receivable and increases in accrued interest. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in our Form 10-K titled “Risk Factors.”

Net cash used in operating activities for the three months ended March 31, 2023 was primarily used to fund a net loss of approximately $13.3 million, adjusted for non-cash gains in aggregate amount of approximately $9.4 million, and approximately $0.7 million of cash outflows from net changes in the level of operating assets and liabilities, primarily related to an increase in accounts payable partially offset by a decrease in accrued expenses.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 was approximately $0.1 million and consisted of a deposit on equipment not yet placed in service.

Net cash used in investing activities for the three months ended March 31, 2023 was approximately $0.1 million and consisted of purchases of computer equipment due to increased headcount and purchases of lab equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2024 was $6.7 million. This increase was primarily driven by the $5.0 million proceeds from the 2024 Term Loan as well as the receipt of $1.7 million from the sale of common stock associated with the forward purchase agreement.

Net cash provided by financing activities for the three months ended March 31, 2023 was $4.0 million and consisted of proceeds from the issuance of convertible notes payable to a related party.

Contractual Obligations and Commitments

Our principal commitments consist of contractual cash obligations under our borrowings with stockholders, our operating leases for office space, and various litigation matters arising in the ordinary course of business. Our obligations for leases are described in Note 7, “Operating Leases”, and further information on our open litigation matters, are described in Note 14, “Commitments and Contingencies” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Related Party Arrangements

Our related party arrangements consist of leasing our headquarters office space from a stockholder and issuing convertible notes and term loans from stockholders. We also accrued interest on the term loans to a stockholder on our condensed consolidated balance sheet as of March 31, 2024. For further information on the related party arrangements refer to Note 5 “Restricted Cash”, Note 7 “Operating Leases”, Note 9 “Debt (Related Party)” and Note 13 “Related Party Transactions” of the accompanying condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 included elsewhere in this Report.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates have not changed from those described in our 2023 Form 10-K, under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Forward Purchase Agreement Warrant Liability	Forward Purchase Agreement Put Option Liability
Balance as of December 31, 2023	$4	$103
Change in fair value	262	(103)
Balance as of March 31, 2024	$266	$—

The fair values of the forward purchase agreement warrant liability and the forward purchase agreement put option liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurements. Key estimates and assumptions impacting the fair value measurement include (i) the Company’s stock price, (ii) the initial exercise price, (iii) the remaining term and (iv) the risk-free rate.

Research and Development Expenses

We will incur substantial expenses associated with prototyping, improvements, testing and clinical trials. Accounting for clinical trials relating to activities performed by external vendors requires us to exercise significant estimates regarding the timing and accounting for these expenses. We estimate costs of R&D activities conducted by service providers, which include the conduct of sponsored research and contract manufacturing activities. The diverse nature of services being provided for our clinical trials and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by third parties in connection with clinical trials. We record the estimated costs of R&D activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued expenses or prepaid expenses on the balance sheets and within R&D expense on the unaudited consolidated statements of operations and comprehensive loss. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Recently Issued/Adopted Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 2, “Summary of Significant Accounting Policies”, of our unaudited condensed consolidated financial statements included elsewhere in this Report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, management concluded that such controls and procedures were ineffective and that there were control deficiencies that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial results.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed on the Company’s Form 10-K as filed with the SEC on April 1, 2024, management concluded the following material weaknesses existed and were in the process of being remediated as of March 31, 2024:

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

Considering this, we performed additional procedures and analyses as deemed necessary to ensure that its financial statements were prepared in accordance with U.S. GAAP.

We have continued our implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

On November 14, 2023, Atlas Merchant Capital SPAC Fund I LP (the “Plaintiff”), a stockholder of the Company, filed a complaint (the “Complaint”) against Daniel Hirsch, Whitney Haring-Smith, the Sponsor and the Company, as successor to ANZU Special Acquisition Corp. I, (collectively, the “Defendants”) in the Court of Chancery of the State of Delaware. The Complaint alleges a claim for breach of Anzu’s Amended and Restated Certificate of Incorporation (the “Anzu Charter”) against the Company, a claim for breach of fiduciary duty against Mr. Hirsch, Dr. Haring-Smith and the Sponsor and claims for unjust enrichment, fraudulent misrepresentation and tortious interference with economic relations against the Defendants. The Complaint alleges that, among other things, after the Plaintiff submitted a redemption request for its shares of Common Stock in connection with the Company’s special meeting of stockholders held on September 27, 2023, Plaintiff thereafter withdrew its redemption request, then Defendants declined to honor Plaintiff’s request to reinstate its redemption election because the request to reinstate its redemption election occurred after the redemption deadline of September 25, 2023.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information called for by this Item. However, for a discussion of the material risks, uncertainties and other factors that could have a material effect on us, please refer to the risk factors disclosed in the section of the Form 10-K titled “Risk Factors,” as filed with the SEC on April 1, 2024.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the fiscal quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-271920) filed on May 15, 2023).

2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.1*	Promissory Note, dated February 27, 2024, between Envoy Medical, Inc. and GAT Funding, LLC.

10.2*	Common Stock Purchase Warrant, dated February 27, 2024, between Envoy Medical, Inc. and GAT Funding, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statement of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.
†	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III – SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Envoy Medical, Inc.

Date: May 15, 2024	By:	/s/ Brent T. Lucas
Brent T. Lucas
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer
(Principal Financial and Accounting officer)