Form 10-Q
period 2024-06-30
Envoy Medical, Inc.
filed 2024-08-12
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, the registrant had 19,599,982 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

ENVOY MEDICAL, INC.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$1,746	$4,218
Accounts receivable	174	70
Other receivables	28	176
Inventories	1,582	1,404
Prepaid expenses and other current assets	1,466	957
Total current assets	4,996	6,825
Property and equipment, net	632	351
Operating lease right-of-use assets (related party)	1,109	464
Total assets	$6,737	$7,640

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,589	$1,554
Accrued expenses	6,004	4,613
Product warranty liability, current portion	290	311
Operating lease liabilities (related party), current portion	175	158
Total current liabilities	8,058	6,636
Term loan payable (related party)	7,292	—
Product warranty liability, net of current portion	1,923	1,923
Operating lease liabilities (related party), net of current portion	1,121	404
Publicly traded warrant liability	708	332
Forward purchase agreement put option liability	—	103
Forward purchase agreement warrant liability	22	4
Total liabilities	19,124	9,402

Commitments and contingencies (see Note 14)

Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 10,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 4,500,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2024 and December 31, 2023 respectively; 19,599,982 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	257,920	255,596
Accumulated deficit	(270,189)	(257,242)
Accumulated other comprehensive loss	(120)	(118)
Total stockholders’ deficit	(12,387)	(1,762)
Total liabilities and stockholders’ deficit	$6,737	$7,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$68	$63	$127	$141
Cost and operating expenses:
Cost of goods sold	245	162	398	337
Research and development	2,591	2,153	4,951	4,080
Sales and marketing	497	383	822	754
General and administrative	1,595	1,845	3,714	3,221
Total costs and operating expenses	4,928	4,543	9,885	8,392
Operating loss	(4,860)	(4,480)	(9,758)	(8,251)

Other income (expense):
Loss from changes in fair value of convertible notes payable (related party)	—	(8,766)	—	(18,143)
Change in fair value of forward purchase agreement put option liability	—	—	103	—
Change in fair value of forward purchase agreement warrant liability	244	—	(18)	—
Change in fair value of publicly traded warrant liability	801	—	(376)	—
Interest expense, related party	(132)	—	(168)	—
Other expense	—	—	—	(105)
Total other income (expense), net	913	(8,766)	(459)	(18,248)
Net loss	$(3,947)	$(13,246)	$(10,217)	$(26,499)

Accrued preferred stock dividend	$(1,365)	$—	$(2,730)	$—

Net loss attributable to common stockholders, basic and diluted	$(5,312)	$(13,246)	$(12,947)	$(26,499)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(1.31)	$(0.66)	$(2.62)

Weighted-average common stock outstanding, basic and diluted	19,599,982	10,122,581	19,599,982	10,122,581

Other comprehensive loss:
Foreign currency translation adjustment	(1)	(1)	(2)	—
Other comprehensive loss	(1)	(1)	(2)	—
Comprehensive loss	$(3,948)	$(13,247)	$(10,219)	$(26,499)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share amounts)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Series A Preferred Stock		Class A Common Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Loss	Deficit
Balance at January 1, 2024	4,500,000	$—	19,599,982	$2	$255,596	$(257,242)	$(118)	$(1,762)
Dividends on Series A Preferred Stock	—	—	—	—	—	(1,365)	—	(1,365)
Sale of common stock associated with forward purchase agreement	—	—	—	—	1,683	—	—	1,683
Stock-based compensation	—	—	—	—	123	—	—	123
Issuance of warrants associated with 2024 Term Loan	—	—	—	—	179	—	—	179
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Balance at March 31, 2024	4,500,000	$—	19,599,982	$2	$257,581	$(264,877)	$(119)	$(7,413)
Dividends on Series A Preferred Stock	—	—	—	—	—	(1,365)	—	(1,365)
Stock-based compensation	—	—	—	—	142	—	—	142
Issuance of warrants associated with 2024 Term Loan	—	—	—	—	197	—	—	197
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(3,947)	—	(3,947)
Balance at June 30, 2024	4,500,000	$—	19,599,982	$2	$257,920	$(270,189)	$(120)	$(12,387)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (CONTINUED)

(UNAUDITED)

(In thousands, except share amounts)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Series A Preferred Stock		Class A Common Stock		Additional Paid	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	In Capital	Deficit	Loss	Deficit
Balance at January 1, 2023	—	$—	10,122,581	$1	$189,904	$(225,985)	$(115)	$(36,195)
Deemed capital contribution from related party	—	—	—	—	1,952	—	—	1,952
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(13,253)	—	(13,253)
Balance at March 31, 2023	—	$—	10,122,581	$1	$191,856	$(239,238)	$(114)	$(47,495)
Deemed capital contribution from related party	—	—	—	—	15,714	—	—	15,714
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(13,246)	—	(13,246)
Balance at June 30, 2023	—	$—	10,122,581	$1	207,570	$(252,484)	$(115)	$(45,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(10,217)	$(26,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76	56
Stock-based compensation	265	—
Change in fair value of convertible notes payable (related party)	—	18,143
Change in fair value of warrant liability (related party)	—	104
Change in fair value of publicly traded warrant liability	376	—
Change in fair value of forward purchase agreement warrant liability	18	—
Change in fair value of forward purchase agreement put option liability	(103)	—
Change in operating lease right-of-use assets (related party)	(645)	52
Change in inventory reserve	262	(17)
Changes in operating assets and liabilities:
Accounts receivable, net	(104)	(14)
Other receivables	148	—
Inventories	(440)	6
Prepaid expenses and other current assets	33	(165)
Accounts payable	35	1,357
Operating lease liabilities (related party)	734	(75)
Accrued expenses	(1,171)	139
Product warranty liability	(21)	(132)
Net cash used in operating activities	$(10,754)	$(7,045)

Cash flows from investing activities
Purchases of property and equipment	(357)	(70)
Deposit on equipment not yet placed in service	(542)	—
Net cash used in investing activities	$(899)	$(70)

Cash flows from financing activities
Proceeds from the issuance of convertible notes payable (related party)	—	7,000
Proceeds from the issuance of term loan (related party)	7,500	—
Proceeds from the sale of common stock associated with the forward purchase agreement, net of transaction costs	1,683	—
Net cash provided by financing activities	$9,183	$7,000

Effect of exchange rate changes on cash	(2)	—
Net decrease in cash	(2,472)	(115)
Cash, beginning of period	4,218	183
Cash, end of period	$1,746	$68

Supplemental disclosures of cash flow information
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities
Deemed capital contribution from related party	$—	$2,988
Dividends on Series A Preferred Shares	$2,730	$—
Warrants issued with term note	$376	$—

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

On September 29, 2023 (the “Closing Date”), a merger transaction between Envoy Medical Corporation, Anzu Special Acquisition Corp I (“Anzu”) and Envoy Merger Sub, Inc., a directly, wholly owned subsidiary of Anzu (“Merger Sub”) was completed (hereinafter, the “Merger” or “Business Combination”, see Note 3) pursuant to the business combination agreement, dated as of April 17, 2023 (as amended, the “Business Combination Agreement”). In connection with the closing of the Merger (the “Closing”), Merger Sub merged with Envoy Medical Corporation, with Envoy Medical Corporation surviving the merger as a wholly owned subsidiary of Anzu. In connection with the Closing, Anzu changed its name to Envoy Medical, Inc. The Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), and the Company’s warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) on October 2, 2023 under the symbols “COCH” and “COCHW,” respectively.

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

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 425,606 shares of the Company’s Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Anzu. Also, effective upon on the Closing Date, the Company paid to the Sellers a prepayment amount of $4.5 million required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 8,512 shares of Common Stock (the “Share Consideration”). During the three months ended March 31, 2024, the Sellers sold the full amount of the Recycled Shares, and, pursuant to the Forward Purchase Agreement, the Company received $4.00 per share sold, or approximately $1.7 million.

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

Unaudited financial information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair statement of the Company’s financial condition and results of operations have been included. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023, which are included in the Company’s Form 10-K, dated and filed with the SEC on April 1, 2024, which is accessible on the SEC’s website at www.sec.gov. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.

During the six months ended June 30, 2024, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023.

2. Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $270.2 million as of June 30, 2024. The Company has funded its operations and capital needs primarily through net proceeds from the issuances of term debt, convertible debt, the sale of Envoy Medical’s Common Stock, and the sale of Envoy Medical’s Series A Preferred Stock. In February 2024, the Company received $5.0 million as an initial advance from a $10.0 million term loan provided by a related party, and in May 2024 received an additional $2.5 million as a second advance from this term loan (see Note 9). In February 2024, the Company received net proceeds of $1.7 million from the sale of 425,606 shares held by Meteora parties (see Note 1). In September 2023, the Company received $11.7 million in proceeds from the Business Combination, Forward Purchase Agreement, and the PIPE Transaction, net of transaction costs. The Company had cash of $1.7 million as of June 30, 2024.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include but are not limited to the useful lives of property and equipment, inventory reserves, warranty liability, stock-based compensation expense, the fair value of the forward purchase agreement put option liability, the fair value of the forward purchase agreement warrant liability and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. There have been no material losses on the Company’s accounts receivable. There were no customers that accounted for 10.0% or more of sales for the three and six months ended June 30, 2024 and 2023, respectively. There were no customers that accounted for 10.0% or more of the accounts receivable balance as of June 30, 2024 and December 31, 2023, respectively.

Cash and Restricted Cash

The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits. The Company is required to maintain an amount equal to the first-year dividend payments defined under the terms of the Series A Preferred Stock. As of June 30, 2024 and December 31, 2023, the Company was unable to comply with this requirement (see Note 5).

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Accounts receivable are presented net of an allowance for credit losses. Management performs ongoing credit evaluations of its customers based on financial information provided by the customer. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company estimates its allowance for credit losses by considering numerous factors, including delinquency trends along with ongoing customer credit evaluations. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses. The Company had no material bad debt expense for the three and six months ended June 30, 2024 and 2023, respectively; there were no material contract assets as of June 30, 2024 and December 31, 2023. The allowance for credit losses was not material for the six months ended June, 2024 and the year ended December 31, 2023.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including equipment and ROU assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the assets are less than its carrying value. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value. The Company did not incur any impairment charges during the three and six months ended June 30, 2024 and 2023, respectively.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company had elected the fair value option for the convertible notes payable (related party) under ASC Topic 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in loss from changes in fair value of convertible notes payable (related party) each reporting period. The convertible notes payable (related party) were converted on the Closing Date and are no longer outstanding for any periods presented in the unaudited condensed consolidated financial statements. The Company’s forward purchase agreement put option liability and forward purchase agreement warrant liability are considered to be Level 3 financial instruments measured at fair value and are described below (see Note 4).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign-currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The Company primarily derives revenue from the sale of its hearing device products. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, at the time the Company is notified the product has been implanted or used by the customer in a surgical procedure. The Company also sells extended warranty plans on a limited basis. Revenue from extended warranty plans is recognized ratably over time and was immaterial for each of the three and six months ended June 30, 2024 and 2023. Amounts received from a customer prior to fulfillment of the performance obligation are included in accrued expenses on the condensed consolidated balance sheets and are immaterial as of June 30, 2024 and December 31, 2023. The Company has elected to account for shipping and handling activities performed as activities to fulfill the promise to transfer the products; therefore these activities are not assessed as a separate performance obligation to its customers.

Revenue is measured as the amount of consideration the Company expects to receive, which is based on the invoiced price. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company’s contracts do not include variable consideration.

Payment terms differ by geography and customer, but payment is generally required within 30 days from the date of product utilization. The Company also offers extended payment plans on a limited basis. Amounts due to the Company under payment plans that extend beyond 12 months are immaterial as of June 30, 2024 and December 31, 2023, and therefore the Company did not adjust the promised amount of consideration for the effects of a significant financing component.

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

Product Warranty

The Company provides a limited warranty for its implantable components. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The limited warranty liability is recorded in accrued expenses in the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the amount of accrued limited warranty was immaterial and the Company’s warranty payments were immaterial.

During 2013, the Company offered a lifetime warranty to clinical trial patients to cover batteries and surgery related costs. The Company estimates the costs that may be incurred under this lifetime warranty and records a liability in the amount of such costs at its present value. The lifetime warranty is recorded in warranty liability in the condensed consolidated balance sheets. At each of June 30, 2024 and December 31, 2023, the aggregate product warranty liability was $2.2 million, respectively, of which $0.3 million, respectively, was classified as a current liability in the Company’s condensed consolidated balance sheets.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those items are expected to be recovered or settled. The Company has recorded a full valuation allowance against the net deferred tax asset due to the uncertainty of realizing the related benefits.

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

Net Loss per Share

The Company’s Series A Preferred Stock certificate of designation entitles the holders to participate in dividends on an as converted basis when declared on Common Stock. As a result, the Series A Preferred Stock meets the definition of a participating security, which requires the Company to apply the two-class method to compute both basic and diluted earnings per share attributable to common stockholders. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class method requires income available to holders of the Company’s Common Stock for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income for the period had been distributed. In periods where there is a net loss, no allocation of undistributed net loss to the Series A Preferred Stock is performed as the holders of the Series A Preferred Stock are not contractually obligated to participate in the Company’s losses. The Company reported net losses of $5.3 million and $13.2 million attributable to the stockholders of the Company’s common stock for the three months ended June 30, 2024, and 2023, respectively. The Company reported net losses of $12.9 million and $26.5 million attributable to the stockholders of the Company’s common stock for the six months ended June 30, 2024, and 2023, respectively.

Basic net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock, into common stock, under the if-converted method. Due to the net losses for the three and six-month periods ended June 30, 2024 and 2023, basic and dilutive net loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

Stock-based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The fair value of stock-based payment awards is estimated using the Black-Scholes option model with a volatility figure derived from using a determined peer group of other companies’ stock prices since the trading history of the Company’s stock is too short to provide accurate data. The Company accounts for the expected term of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in ASC Topic 718, Compensation-Stock Compensation. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

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

Recently Adopted Accounting Pronouncements and Accounting Pronouncements Not Yet Effective

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that have a significant impact, or potential significant impact, to our unaudited condensed consolidated financial statements.

3. Merger

As discussed in Note 1 – Nature of the Business and Basis of Presentation, on September 29, 2023, the Company completed the Merger. Upon the Closing, the following occurred:

●	each share of Envoy Common Stock immediately prior to the Business Combination was automatically cancelled and converted into the right to receive 0.063603 shares of Common Stock resulting in the issuance of 14,999,990 shares of Common Stock;

●	each share of outstanding Envoy Common Stock, which totaled 139,153,144, was cancelled and converted into 8,850,526 shares of Common Stock;

●	each outstanding warrant to purchase Envoy Common Stock, depending on the applicable exercise price, was automatically cancelled or exercised on a net exercise basis and converted into 2,702 shares of Common Stock;

●	the outstanding Convertible Notes, as defined in Note 9, were automatically converted into 4,874,707 shares of Common Stock;

●	each share of Envoy redeemable convertible preferred stock, par value $0.01 per share, issued and outstanding immediately prior to the Closing (“Envoy Preferred Stock”), which totaled 4,000,000 shares, were converted into 20,000,000 shares of Envoy Common Stock and subsequently exchanged for 1,272,055 shares of Common Stock;

●	each outstanding option to purchase shares of Envoy Common Stock outstanding as of immediately prior to the Business Combination was cancelled in exchange for nominal consideration;

●	each share of Merger Sub’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Business Combination was converted into and exchanged for one share of Common Stock;

●	the Sponsor forfeited 5,510,000 shares of Anzu’s Class B common stock, par value $0.0001 per share (“Anzu Class B Common Stock”), and all 12,500,000 private placement warrants pursuant to the Sponsor Support Agreement;

●	all of Anzu’s outstanding 14,166,666 public placement warrants were exchanged for warrants each exercisable for a share of Common Stock at a price of $11.50 per share;

●	the Sponsor exchanged 2,500,000 shares of Anzu Class B Common Stock for 2,500,000 shares of Series A Preferred Stock pursuant to the sponsor support and forfeiture agreement dated April 17, 2023 by and between Anzu, Envoy and the Sponsor, as amended or modified from time to time (the “Sponsor Support Agreement”);

●	an aggregate of 2,615,000 shares of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors automatically converted into an equal number of shares of Common Stock;

●	pursuant to the legacy forward purchase agreements and the extension support agreements of Anzu, the Sponsor transferred an aggregate of 490,000 shares of Common Stock to the parties to the legacy forward purchase agreements and the extension support agreements;

●	the Company issued an aggregate of 8,512 shares of Common Stock as Share Consideration pursuant to the Forward Purchase Agreement;

●	the Sellers in their sole discretion may request warrants of the Company exercisable for shares of Common Stock (the “Shortfall Warrants”) in an amount equal to 3,874,394 based on the terms of Forward Purchase Agreement;

●	the Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of Series A Preferred Stock in the PIPE Transaction at a price of $10.00 per share for an aggregate purchase price of $10 million; and

●	pursuant to the Envoy Bridge Note, the Company issued 1,000,000 shares of Series A Preferred Stock to GAT Funding, LLC concurrently with the Closing.

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
4,500,000

4. Fair Value Measurements

The following tables provide information related to the Company’s liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, respectively, (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$22	$22
Publicly traded warrant liability	708	—	—	708
	$708	$—	$22	$730

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$4	$4
Forward purchase agreement put option liability	—	—	103	103
Publicly traded warrant liability	332	—	—	332
	$332	$—	$107	$439

The fair values of the forward purchase agreement warrant liability and the forward purchase agreement put option liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurement. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability as of June 30, 2024 and the forward purchase agreement warrant liability and forward purchase agreement put option liability as of December 31, 2023:

	June 30, 2024	December 31, 2023
Stock price	$2.36	$1.81
Initial exercise price	$10.46	$10.46
Remaining term (in years)	0.50	0.75
Risk-free rate	5.2%	4.9%

The Company has classified the publicly traded warrant liability within Level 1 of the hierarchy as the warrant is separately listed and traded in an active market. The publicly traded warrant’s listed price in an active market was used as the fair value.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Forward Purchase Agreement Warrant Liability	Forward Purchase Agreement Put Option Liability
Balance as of December 31, 2023	$4	$103
Change in fair value	18	(103)
Balance as of June 30, 2024	$22	$—

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

As of June 30, 2024 and December 31, 2023, the Company was unable to maintain this balance and continue funding normal operations. Notwithstanding its inability to maintain funds in a separate account, as of June 30, 2024 and December 31, 2023, the Company had accrued all dividend payments required under the certificate of designation of the Series A Preferred Stock which are included in accrued expenses on the Company’s condensed consolidated balance sheets. As of June 30, 2024, the Company had paid all required dividend payments under the certificate of designation of the Series A Preferred Stock.

6. Inventories

Inventories, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$1,390	$1,162
Work-in-progress	108	158
Finished goods	84	84
	$1,582	$1,404

7. Operating Leases

The Company leases its headquarters office space in Minnesota and leases office space in Germany. The lease for the Company’s headquarters office space expires at the end of 2030. This headquarters office space lease is with a stockholder, which is considered a related party. During the quarter ended June 30, 2024, the Company and the landlord agreed to extend the lease for three (3) additional years and the lease now terminates on December 31, 2030. The Company requested and the landlord provided an additional 1,664 square feet of usable office space, for a total of 11,540 square feet of rentable space. Accordingly, base rent was increased to $5,587 per month and increases each year by approximately four (4) percent each year. As well, tenant improvements completed by the landlord totaling $150,000 will be repaid in three (3) $50,000 annual payments beginning July 1, 2027. The lease of the office space in Germany is not with a related party and is immaterial.

The components of leases and lease costs were as follows (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets (related party)	$1,109	$464

Operating lease liabilities (related party), current portion	$175	$158
Operating lease liabilities (related party), net of current portion	1,121	404
	$1,296	$562

	Six Months Ended June 30,
	2024	2023
Operating lease cost	$208	$68

Other supplemental information of lease amounts recognized in the unaudited condensed consolidated financial statements is summarized as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$118	$111

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (in years)	6.5	3.9
Weighted-average discount rate	5.0%	5.0%

Future minimum lease payments associated with these leases were as follows as of June 30, 2024 (in thousands):

Amount
2024 (remaining)	$92
2025	229
2026	223
2027	230
2028	195
Thereafter	349
1,318
Less: Imputed interest	(22)
$1,296

8. Product Warranty Liability

Changes in warranty liability were as follows (in thousands):

Amount
Balance as of December 31, 2023	$2,234
Utilization	(21)
Balance as of June 30, 2024	$2,213

The assumptions utilized in developing the liability as of June 30, 2024 include an estimated cost per unit of $6 thousand, an average battery life of five years, inflationary increase of 3.7%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.1% was used in the calculation as of June 30, 2024.

9. Debt (Related Party)

Convertible Notes

The Company received several loan financings from stockholders from 2012 to 2024. During the year ended December 31, 2023, the 2012 Convertible Note, the 2013 Convertible Notes, and the 2023 Convertible Note (collectively the “Convertible Notes”) were all converted into equity at the Closing of the Business Combination.

The Company elected the fair value option for the Convertible Notes and the Envoy Bridge Note under ASC 825 with changes in fair value recorded in earnings each reporting period. The Company recorded an expense of $8.8 million and $18.1 million related to the conversion of the convertible notes during the three and six months ended June 30, 2023, respectively.

2024 Term Loan

In the first quarter of 2024, the Company issued a promissory note (the “2024 Term Loan”) with a principal amount of up to $10.0 million to GAT Funding, LLC (“GAT”), an entity controlled by a member of the Company’s board of directors and a controlling stockholder of the Company. Upon meeting certain conditions, the Company may draw funds in $2.5 million tranches under the 2024 Term Loan up to $10.0 million until the second anniversary of the 2024 Term Loan. The 2024 Term Loan has a five-year term and matures on February 27, 2029. The principal amount drawn bears interest at a rate of 8.0% per annum and is paid quarterly in arrears after the second anniversary of the 2024 Term Loan. Interest will accrue and is not payable for the first two years of the term and will compound and be added to the principal balance of the 2024 Term Loan both on the first and second anniversary of the 2024 Term Loan. The Company may prepay the accrued interest and principal of the 2024 Term Loan without penalty, with 10 days’ notice. At closing, the Company drew $5.0 million in principal from the 2024 Term Loan. In May 2024, the Company requested and received an additional advance of $2.5 million. As of June 30, 2024, the balance outstanding on the 2024 Term Loan was $7.3 million, net of discount.

As a commitment fee, the Company is required to issue GAT warrants to purchase 250,000 shares of its Common Stock for each $2.5 million of principal funded under the 2024 Term Loan. The warrants will have an exercise price equal to the closing price on the date of funding of the applicable tranche and a termination date as of the third anniversary of the initial closing for all warrants. At closing of the initial funding, the Company issued GAT warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.24 per share. The 2024 Term Loan was accounted for as a conventional debt instrument and is accounted for in accordance with ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815- 40). The warrants expire on February 27, 2027. As a result of the issuance of the warrants, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded a debt discount and additional paid-in capital of $179 thousand representing the fair value of the warrants on the issuance date. Subsequently, this debt discount is being recorded to interest expense, related party over the term of the 2024 Term Loan. As a result of the additional draw made on May 23, 2024, the Company issued an additional 250,000 warrants. As a result of this issuance, the Company recorded a corresponding debt discount and additional paid-in capital of $197 thousand.

During the three and six months ended June 30, 2024, respectively, the Company recognized approximately $132 thousand and $168 thousand of interest expense associated with the 2024 Term Loan, which includes amortization of the debt discount.

10. Common Stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue 400,000,000 shares of Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 11).

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

Common Stock Warrants (Related Party)

On February 27, 2024, the Company issued warrants to purchase 500,000 shares of its Common Stock to a related party in conjunction with the 2024 Term Loan, and on May 23, 2024, the Company issued warrants to purchase an additional 250,000 shares of its Common Stock also in conjunction with the 2024 Term Loan (see Note 9).

11. Series A Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to the Envoy Bridge Note, the Sponsor Support Agreement and the Subscription Agreement, the Company has outstanding an aggregate of 4,500,000 shares of Series A Preferred Stock (see Note 3) as of June 30, 2024.

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of June 30, 2024 and is adjustable for certain dilutive events.

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

Dividend Rights

The holders of Series A Preferred Stock are entitled to a cumulative dividend which accrues at the rate of 12% of the original issuance price of $10.00 per annum. The dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared, and will be payable in cash on a quarterly basis. With respect to the first four (4) dividends, the Company was required to maintain the funds allocated for such dividends in a separate account. If the Company fails to pay the dividends on the dividend payment date, then an additional dividend on the amount of the unpaid portion shall automatically accrue at 12% (see Note 5).

There were no dividends declared as of June 30, 2024. Pursuant to the Sponsor Support Agreement, any dividends arising will accrue and not require timely payment at any time when the Company has less than $10.0 million of net tangible assets. As of June 30, 2024 and December 31, 2023, the Company had accrued $2.9 million and $0.8 million, respectively, in unpaid dividends as a result of the Sponsor Support Agreement.

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

On April 17, 2023, the Company’s board of directors adopted a new equity incentive plan, and the plan was approved by the stockholders on September 27, 2023 (hereinafter, the “2023 Equity Incentive Plan”). An aggregate of 4,000,000 shares of Common Stock are reserved and may be issued under the 2023 Equity Incentive Plan, provided that until such time as certain milestones are achieved, the aggregate number of shares of Common Stock that may be issued pursuant to the 2023 Equity Incentive Plan is 2,500,000 shares. As of June 30, 2024, there are options for 2,052,239 shares outstanding under the 2023 Equity Incentive Plan. The Company initially values options at fair value on the grant date. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, which generally vest based on continued service over four years and expire ten years from the date of grant, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. Certain stock options granted in 2023 under the 2023 Equity Incentive Plan have a certain percentage that are exercisable at any time following the date of grant and then vest based on continuous service over three years and expire ten years from the date of grant.

The following table summarizes the Company’s stock option activity for the six months ended June 30, 2024:

	Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,967,734	$2.38	9.8		$—
Granted	114,505	$1.35 – $1.71	n/a	$	n/a
Terminated	(30,000)	$1.35	n/a	$	n/a
Outstanding at June 30, 2024	2,052,239	$2.36	9.3		$87,501
Exercisable and vested at June 30, 2024	962,082	$2.40	9.3		$—

13. Related Party Transactions

The Company leases its headquarters office space in Minnesota from a stockholder, which is considered a related party (see Note 7). The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was $1.3 million and $562 thousand as of June 30, 2024 and December 31, 2023, respectively. The rent expense was immaterial for both the three and six months ended June 30, 2024 and 2023.

The Company received several loan financings from stockholders between 2012 to 2024 (see Note 9).

14. Commitment and Contingencies

The Company is party to various litigation matters arising from time to time in the ordinary course of business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery (the “Atlas Complaint”). The Atlas Complaint alleges that Atlas properly requested redemption of its shares of the Company’s Common Stock in connection with the Company’s business combination transaction and was prevented from redeeming such shares by the Company and the other defendants. Atlas seeks redemption of the shares of Common Stock in the amount of approximately $9.4 million, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

The Company has business liability insurance to cover litigation costs exceeding $50 thousand. As of June 30, 2024 and December 31, 2023, the Company has not recorded any accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

15. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(3,947)	$(13,246)	$(10,217)	$(26,499)
Less: Cumulative preferred stock dividend	(1,365)	—	(2,730)	—
Net loss attributable to common stockholders	$(5,312)	$(13,246)	$(12,947)	$(26,499)

Denominator:
Weighted average common stock outstanding, basic and diluted	19,599,982	10,122,581	19,599,982	10,122,581
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	(1.31)	$(0.66)	(2.62)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	2,052,239	263,000	2,052,239	263,000
Series A Preferred Stock (as converted to common stock)	3,913,043	—	3,913,043	—
Warrants to purchase common stock (publicly traded)	14,166,666	—	14,166,666	—
Shortfall Warrants	3,874,394		3,874,394
Warrants to purchase common stock (related party)	750,000	—	750,000	—
	24,756,342	263,000	24,756,342	263,000

16. Subsequent Events

The Company has evaluated all events occurring through the date on which these unaudited condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure, except for the following:

Loan from Related Party

Subsequent to the quarter ended June 30, 2024, the Company advanced an additional tranche of $2.5 million under the 2024 Term Loan discussed in Note 9, Debt (Related Party). As a commitment fee, the Company issued GAT warrants to purchase 250,000 shares of its Class A Common Stock at an exercise price of $2.25 per share.

Repricing of Warrants

The Company previously issued to Meteora warrants to purchase 3,874,394 shares of Common Stock pursuant to the terms of the Forward Purchase Agreement (the “Shortfall Warrants”). As issued, the Shortfall Warrants had an exercise price determined based on the volume weighted average price of the Common Stock, subject to a $4.00 price floor (the “Exercise Price Floor”), which Exercise Price Floor is adjustable for certain issuances of its Common Stock at a price below the then-current Exercise Price Floor. On July 29, 2024, the Company entered into an amendment to the Forward Purchase Agreement to reduce the Exercise Price Floor to $2.00 with respect to 1,000,000 of the Shortfall Warrants and $3.00 for an additional 1,000,000 Shortfall Warrants, with the Exercise Price Floor remaining at $4.00 for the remainder of the Shortfall Warrants.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of June 30, 2024 and December 31, 2023, and the three and six months ended June 30, 2024 and 2023, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, together with related notes thereto included in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

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

We had net losses of approximately $3.9 million and $13.2 million for the three months ended June 30, 2024 and 2023, respectively, and $10.2 million and $26.5 million for the six months ended June 30, 2024 and 2023, respectively, and had an accumulated deficit of $270.2 million and $257.2 million as of June 30, 2024 and December 31, 2023, respectively. We have funded our operations to date primarily through the issuance of equity securities, term debt and convertible debt, and in September 2023, we received $11.7 million proceeds from the Business Combination (see Note 1 “Nature of the Business and Presentation” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report). We also received $7.5 million proceeds from the 2024 Term Loan (see Note 9, “Debt (Related Party)”), and approximately $1.7 million from the sale of shares from our Forward Purchase Agreement. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

Macroeconomic Conditions

Our business and financial performance are impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the Middle East conflict, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, interest rates, and evolving dynamics in the global trade environment have impacted our business and financial performance.

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

Our R&D expenses are currently tracked on a program-by-program basis. The majority of our R&D expenses incurred during the three and six months ended June 30, 2024 and 2023 were for the development of the Acclaim CI.

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

Gain From Changes in Fair value of the Forward Purchase Agreement Put Option Liability

We recognized the forward purchase agreement put option liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss during each reporting period. As of June 30, 2024, we no longer had a forward purchase agreement put option liability.

Gain/(Loss) From Changes in Fair Value of the Forward Purchase Agreement Warrant Liability

We recognized the forward purchase agreement warrant liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss during each reporting period.

Gain/(Loss) From Changes in Fair Value of the Publicly Traded Warrant Liability

We recognized the publicly traded warrant liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive loss during each reporting period.

Interest Expense, Related Party

Interest expense, related party consists of accrued interest for the 2024 Term Loan held by a related party, as well as amortization of the debt discount recorded as a result of the warrants issued with the 2024 Term Loan. Amortization of the debt discount is recorded over the term of the 2024 Term Loan.

Other Expense

Our other expense for the six months ended June 30, 2023 consisted of changes in fair value of our related party warrant liability.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
(In thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Net revenues	$68	$63	$(5)	7.9%	$127	$141	$(14)	(9.9)%
Costs and operating expenses:
Cost of goods sold	245	162	83	51.2%	398	337	61	18.1%
Research and development	2,591	2,153	438	20.3%	4,951	4,080	871	21.3%
Sales and marketing	497	383	114	29.8%	822	754	68	9.0%
General and administrative	1,595	1,845	(250)	(13.6)%	3,714	3,221	493	15.3%
Total costs and operating expenses	4,928	4,543	385	8.5%	9,885	8,392	1,493	17.8%
Operating loss	(4,860)	(4,480)	(380)	8.5%	(9,758)	(8,251)	(1,507)	18.3%
Other expense:
Loss from changes in fair value of convertible notes payable (related party)	—	(8,766)	8,766	(100.0)%	—	(18,143)	18,143	(100.0)%
Change in fair value of forward purchase agreement put option liability	—	—	—	n/a	103	—	103	n/a
Change in fair value of forward purchase agreement warrant liability	244	—	244	n/a	(18)	—	(18)	n/a
Change in fair value of publicly traded warrant liability	801	—	801	n/a	(376)	—	(376)	n/a
Interest expense, related party	(132)	—	(132)	n/a	(168)	—	(168)	n/a
Other expense	—	—	—	n/a	—	(105)	105	(100.0)%
Total other expense, net	913	(8,766)	9,679	(110.4)%	(459)	(18,248)	17,789	(97.5)%
Net loss	$(3,947)	$(13,246)	$9,299	(70.2)%	$(10,217)	$(26,499)	16,282	(61.4)%

Net Revenues

Net revenues increased by $5 thousand and decreased by $14 thousand for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The increase during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is attributable to the sale of two Esteem FI-AMEI units during the period, which offset reduced battery sales due to supply chain issues. The decrease during the six months ended June 30, 2024 is primarily due to a decrease in the number of battery replacements due to supply chain issues during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.

Cost of Goods Sold

Cost of goods sold increased by $83 thousand for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase is attributable to manufacturing and materials scrap for the Esteem FI-AMEI product of $62 thousand, additional contractors for manufacturing technicians and quality inspections of $20 thousand and supplies for our newly expanded manufacturing space of $11 thousand with offsets from other costs of $10 thousand.

Cost of goods sold increased by $61 thousand for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is attributable to manufacturing and materials scrap for the Esteem FI-AMEI product of $13 thousand, additional contractors for manufacturing technicians and quality inspections of $23 thousand, supplies for our newly expanded manufacturing space of $14 thousand and personnel costs of $11 thousand for additional employees in manufacturing and quality inspection.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Change in		Six Months Ended June 30,		Change in
(In thousands, except for percentages)	2024	2023	$	%	2024	2023	$	%
R&D product costs	$1,181	$1,227	$(46)	(3.7)%	$2,062	$2,241	(179)	(8.0)%
R&D personnel costs	1,345	908	437	48.1%	2,775	1,776	999	56.3%
Other R&D costs	65	18	47	261.1%	114	63	51	81.0%
Total research and development costs	$2,591	$2,153	$438	20.3%	$4,951	$4,080	871	21.3%

R&D expenses increased approximately $438 thousand and $871 thousand for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023. The increase is primarily due to an increase in headcount and contractors in our engineering and clinical departments for the three and six months ended June 30, 2024, as we increased headcount across our clinical and cochlear departments in preparation for our pivotal clinical study for the Acclaim CI. This includes increases due to non-cash stock option compensation of $40 thousand and $68 thousand for the three and six months ended June 30, 2024, respectively.

Sales and Marketing

Sales and marketing expenses increased by $114 thousand and $68 thousand for the three and six months ended June 30, 2024, respectively, as compared to the three and six months ended June 30, 2023. This was primarily due to increased legal and professional fees to secure insurance reimbursement for the Esteem FI-AMEI product, offset by a reduction in headcount in that department.

General and Administrative Expenses

General and administrative expenses decreased $250 thousand for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease is primarily due to reduced professional and legal fees related to the closing of the Business Combination in 2023 of $951 thousand, and was partially offset by increases in personnel-related costs of $198 thousand, directors and officers insurance of $175 thousand, non-cash stock option expenses of $99 thousand, loss on lease modification of $135 thousand, and other operating costs of $94 thousand, for the three months ended June 30, 2024.

General and administrative expenses increased $493 thousand for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase is primarily due to increases in personnel-related costs of $356 thousand, directors and officers insurance of $348 thousand, non cash stock option expenses of $192 thousand, loss on lease modification of $135 thousand, and other operating costs of $112 thousand, and was partially offset by reduced professional and legal fees related to the closing of the Business Combination in 2023 of $650 thousand, for the six months ended June 30, 2024.

Loss From Changes in Fair Value of Convertible Notes Payable (Related Party)

The loss from changes in fair value of convertible notes payable decreased $8.8 million and $18.1 million for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023, respectively due to the conversion of the notes payable to common stock as a result of the completion of our Business Combination during September 2023.

Change in Fair Value of Forward Purchase Agreement Put Option Liability

We entered into a forward purchase agreement in September 2023 as part of our Business Combination. During the first quarter of 2024, the shares associated with the forward purchase agreement were sold resulting in a gain of $103 thousand during the six months ended June 30, 2024.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

During the three months ended June 30, 2024, the fair value of the warrants issued in connection with the forward purchase agreement entered into in September of 2023 as part of our Business Combination decreased by $0.2 million. The decrease in value was due to a decrease in our stock price. This decrease in value resulted in a gain of $0.2 million for the three months ended June 30, 2024.

During the six months ended June 30, 2024, the fair value of the warrants issued in connection with the forward purchase agreement entered into in September of 2023 as part of our Business Combination increased by $18 thousand. The increase in value was due to an increase in our stock price. These increases in value resulted in a loss of $18 thousand and for the six months ended June 30, 2024.

Change in Fair Value of Publicly Traded Warrant Liability

During the three and six months ended June 30, 2024, the fair value of our publicly traded warrants decreased by approximately $0.8 million and increased by approximately $0.4 million, respectively, as compared to the three and six months ended June 30, 2023 due to the issuance of the publicly traded warrants as part of our Business Combination in September of 2023. The change in fair value is the result of an increase of approximately $0.03 and a decrease of $0.06 in the closing share price for those warrants during the three and six months ended June 30, 2024.

Interest Expense

Interest expense increased by $132 thousand and $168 thousand for the three and six months ended June 30, 2024, respectively, compared to the three and six months ended June 30, 2023, primarily due to the interest cost associated with our 2024 Term Loan which was entered into on February 27, 2024.

Other Income

Other income decreased by $105 thousand for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to the changes in the fair value of the related party warrant liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and continuing operating losses for the foreseeable future as we advance the clinical development of our products and fund the process of FDA trials. We have funded our operations to date primarily with proceeds from raising funds from issuing equity securities, convertible notes, a term loan and proceeds from the Business Combination. As of June 30, 2024 and December 31, 2023, respectively, we had $1.7 million and $4.2 million of cash, and $2.5 million and zero in undrawn principal from our 2024 Term Loan, respectively.

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

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(10,754)	$(7,045)
Investing activities	(899)	(70)
Financing activities	9,183	7,000
Effect of exchange rate changes on cash	(2)	—
Net decrease in cash	$(2,472)	$(115)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was primarily used to fund a net loss of approximately $10.2 million, adjusted for non-cash expenses in aggregate amount of approximately $0.2 million and approximately $0.8 million of cash used from net changes in the levels of operating assets and liabilities. The change primarily relates to increases in inventories and prepaid expenses as well as an increase in accrued expenses, partially offset by an increase in the operating lease liabilities (related party). We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in our Form 10-K titled “Risk Factors.”

Net cash used in operating activities for the six months ended June 30, 2023 was primarily used to fund a net loss of approximately $26.5 million, adjusted for non-cash gains in aggregate amount of approximately $18.3 million, and approximately $1.1 million of cash outflows from net changes in the level of operating assets and liabilities, primarily related to an increase in accounts payable and accrued expenses partially offset by decreases in prepaid expenses and other current assets and warranty liability.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $0.9 million and consisted of purchases of property and equipment, and increase to the deposit on equipment not yet placed in service.

Net cash used in investing activities for the six months ended June 30, 2023 was approximately $0.1 million and consisted of purchases of computer equipment due to increased headcount and purchases of lab equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $9.2 million. This increase was primarily driven by the $7.5 million proceeds from the 2024 Term Loan as well as the receipt of $1.7 million from the sale of common stock associated with the forward purchase agreement.

Net cash provided by financing activities for the three months ended June 30, 2023 was $7.0 million and consisted of proceeds from the issuance of convertible notes payable to a related party.

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

Related Party Arrangements

Our related party arrangements consist of leasing our headquarters office space from a stockholder and issuing convertible notes and term loans from stockholders. We also accrued interest on the term loans to a stockholder on our condensed consolidated balance sheet as of June 30, 2024. For further information on the related party arrangements refer to Note 5 “Restricted Cash”, Note 7 “Operating Leases”, Note 9 “Debt (Related Party)” and Note 13 “Related Party Transactions” of the accompanying condensed consolidated financial statements for the three months ended June 30, 2024 and 2023 included elsewhere in this Report.

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

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Forward Purchase Agreement Warrant Liability	Forward Purchase Agreement Put Option Liability
Balance as of December 31, 2023	$4	$103
Change in fair value	18	(103)
Balance as of June 30, 2024	$22	$—

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In their assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, management concluded that such controls and procedures were ineffective and that there were control deficiencies that constituted material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s financial results.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed on the Company’s Form 10-K as filed with the SEC on April 1, 2024, management concluded the following material weaknesses existed and were in the process of being remediated as of June 30, 2024:

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

We have continued our implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;

●	designing and implementing effective processes and controls over significant accounts and disclosure;

●	designing and maintaining effective controls to ensure appropriate accounting for complex technical arrangements, such as the Forward Purchase Agreement;

●	designing and implementing security management and change management controls over information technology systems, including adjusting user access levels and implementing external logging on activity and periodic review of such logs; and

●	reviewing candidate accounting advisory firms to assist with the documentation, evaluation, remediation and testing of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the fiscal quarter ended June 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-271920) filed on May 15, 2023).

2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.1*	Common Stock Purchase Warrant, dated May 23, 2024, between Envoy Medical, Inc. and GAT Funding, LLC.

10.2	Amendment No. 1 to Common Stock Purchase Warrant, dated June 24, 2024, by and among Envoy Medical, Inc., Envoy Medical Corporation, Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP, and Meteora Strategic Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2024).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statement of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.
†	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III – SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Envoy Medical, Inc.

Date: August 12, 2024	By:	/s/ Brent T. Lucas
Brent T. Lucas
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2024	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer
(Principal Financial and Accounting officer)