Form 10-Q
period 2024-09-30
Envoy Medical, Inc.
filed 2024-11-14
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the registrant had 20,244,865 shares of Class A common stock, par value $0.0001 per share issued and outstanding.

ENVOY MEDICAL, INC.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
PART III.	SIGNATURES	41

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$4,424	$4,218
Accounts receivable, net	197	70
Other receivable	32	176
Inventories	1,641	1,404
Prepaid expenses and other current assets	842	957
Total current assets	7,136	6,825
Property and equipment, net	1,197	351
Operating lease right-of-use asset (related party)	1,064	464
Total assets	$9,397	$7,640
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,757	$1,554
Accrued expenses	6,854	4,613
Product warranty liability, current portion	238	311
Operating lease liability, current portion (related party)	225	158
Total current liabilities	9,074	6,636
Term loan payable and accrued interest (related party)	14,356	—
Product warranty liability, net of current portion	1,923	1,923
Operating lease liability, net of current portion (related party)	1,028	404
Publicly traded warrant liability	1,134	332
Forward purchase agreement put option liability	—	103
Forward purchase agreement warrant liability	411	4
Total liabilities	27,926	9,402

Commitments and contingencies (see Note 14)

Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 100,000,000 shares authorized and 10,000,000 shares designated as of September 30, 2024 and December 31, 2023; 4,500,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 19,730,982 and 19,599,982 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	2	2
Additional paid-in capital	259,119	255,596
Accumulated deficit	(277,529)	(257,242)
Accumulated other comprehensive loss	(121)	(118)
Total stockholders’ deficit	(18,529)	(1,762)
Total liabilities and stockholders’ deficit	$9,397	$7,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$56	$80	$183	$221
Costs and operating expenses:
Cost of goods sold	187	189	585	555
Research and development	2,757	1,850	7,708	5,901
Sales and marketing	394	399	1,216	1,153
General and administrative	1,692	1,027	5,406	4,248
Total costs and operating expenses	5,030	3,465	14,915	11,857
Operating loss	(4,974)	(3,385)	(14,732)	(11,636)
Other (expense) income:
Gain (loss) from changes in fair value of convertible notes payable (related party)	—	4,902	—	(13,332)
Change in fair value of forward purchase agreement put option liability	—	—	103	—
Change in fair value of forward purchase agreement warrant liability	(311)	—	(329)	—
Change in fair value of publicly traded warrant liability	(426)	—	(802)	—
Interest expense, related party	(264)	—	(432)	—
Other income (expense)	15	46	15	(59)
Total other (expense) income, net	(986)	4,948	(1,445)	(13,391)
Net (loss) income	$(5,960)	$1,563	$(16,177)	$(25,027)

Cumulative preferred dividends and undistributed earnings allocated to participating securities, basic	$(1,380)	(203)	(4,110)	—

Net (loss) income attributable to common stockholders, basic	$(7,340)	$1,360	$(20,287)	$(25,027)
Net (loss) income attributable to common stockholders, diluted	$(7,340)	$1,404	$(20,287)	$(25,027)

Net (loss) income per share attributable to common stockholders, basic	$(0.37)	$0.13	$(1.03)	$(2.46)
Net (loss) income per share attributable to common stockholders, diluted	$(0.37)	$0.13	$(1.03)	$(2.46)

Weighted-average common stock outstanding, basic	19,616,362	10,214,183	19,605,482	10,153,564
Weighted-average common stock outstanding, diluted	19,616,362	11,215,068	19,605,482	10,153,564

Other comprehensive (loss) income:
Foreign currency translation adjustment	(1)	(1)	(3)	(1)
Other comprehensive loss	(1)	(1)	(3)	(1)
Comprehensive (loss) income	$(5,961)	$1,562	$(16,180)	$(25,028)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2023	4,500,000	$—	19,599,982	$2	$255,596	$(257,242)	$(118)	$(1,762)
Dividends on the Series A Preferred stock	—	—	—	—	—	(1,365)	—	(1,365)
Sale of common stock through forward purchase agreement	—	—	—	—	1,683	—	—	1,683
Stock-based compensation	—	—	—	—	123	—	—	123
Issuance of warrants associated with February 2024 Term Loan	—	—	—	—	179	—	—	179
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Balance at March 31, 2024	4,500,000	$—	19,599,982	$2	$257,581	$(264,877)	$(119)	$(7,413)
Dividends on the Series A Preferred stock	—	—	—	—	—	(1,365)	—	(1,365)
Stock-based compensation	—	—	—	—	142	—	—	142
Issuance of warrants associated with February 2024 Term Loan	—	—	—	—	197	—	—	197
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(3,947)	—	(3,947)
Balance at June 30, 2024	4,500,000	$—	19,599,982	$2	$257,920	$(270,189)	$(120)	$(12,387)
Dividends on the Series A Preferred stock	—	—	—	—	—	(1,380)	—	(1,380)
Exercise of shortfall warrants	—	—	131,000	—	450	—	—	450
Modification of forward purchase agreement	—	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	—	—	144	—	—	144
Issuance of warrants associated with 2024 Term Loans	—	—	—	—	699	—	—	699
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(5,960)	—	(5,960)
Balance at September 30, 2024	4,500,000	$—	19,730,982	$2	$259,119	$(277,529)	$(121)	$(18,529)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2022	—	$—	10,122,581	$1	$189,904	$(225,985)	$(115)	$(36,195)
Deemed capital contribution from related party (Note 9)	—	—	—	—	1,952	—	—	1,952
Foreign currency translation adjustment	—	—	—	—	—	—	1	1
Net loss	—	—	—	—	—	(13,253)	—	(13,253)
Balance at March 31, 2023	—	$—	10,122,581	$1	$191,856	$(239,238)	$(114)	$(47,495)
Deemed capital contribution from related party (Note 9)	—	—	—	—	15,714	—	—	15,714
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(13,337)	—	$(13,337)
Balance at June 30, 2023	—	—	10,122,581	$1	$207,570	$(252,575)	$(115)	$(45,119)
Conversion of Convertible Notes into Class A Common stock in connection with Merger (Note 3)	—	—	4,874,707	1	27,493	—	—	27,494
Conversion of Envoy Bridge Note into Series A Preferred stock in connection with Merger (Note 3)	1,000,000	—	—	—	10,982	—	—	10,982
Deemed capital contribution from related party (Note 9)	—	—	—	—	1,036	—	—	1,036
Preferred stock subscriptions (Note 3)	—	—	—	—	2,000	—	—	$2,000
Net exercise of warrants (related party) (Note 10)	—		2,702	—	—	—	—	—
Merger, net of redemptions and transaction costs (Note 3)	2,500,000	—	4,115,874	—	(1,785)	—	—	(1,785)
Meteora forward purchase agreement shares (Note 3)	—	—	434,118	—	(1,384)	—	—	(1,384)
Issuance of Series A Preferred stock to PIPE Investors (Note 3)	1,000,000	—	—	—	10,000	—	—	10,000
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	1,563	—	1,563
Balance at September 30, 2023	4,500,000	$—	19,549,982	$2	$255,912	$(251,012)	$(116)	$4,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(16,177)	$(25,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	125	85
Accrued interest and amortization of debt discount on term loan payable (related party)	432	—
Stock-based compensation	409	—
Change in fair value of convertible notes payable (related party)	—	13,332
Change in fair value of warrant liability (related party)	—	104
Change in fair value of publicly traded warrant liability	802	—
Change in fair value of forward purchase agreement warrant liability	329	—
Change in fair value of forward purchase agreement put option liability	(103)	—
Gain on exercise and cancellation warrant liability (related party)	—	(231)
Change in operating lease right-of-use asset (related party)	250	83
Changes in operating assets and liabilities:
Accounts receivable	(127)	(68)
Other receivable	144	—
Inventories	(237)	(102)
Prepaid expenses and other current assets	657	(868)
Accounts payable	203	2,378
Operating lease liability (related party)	(159)	(101)
Accrued expenses	(36)	694
Product warranty liability	(73)	(225)
Payable to related party	—	4,000
Net cash used in operating activities	$(13,561)	$(5,946)

Cash flows from investing activities
Purchases of property and equipment	(1,514)	(132)
Net cash used in investing activities	$(1,514)	$(132)

Cash flows from financing activities
Proceeds from the issuance of convertible notes payable (related party)	—	10,000
Proceeds from the PIPE Transaction, the Forward Purchase Agreement, and the Business Combination, net of transaction costs	—	11,736
Proceeds from the additional Series A Preferred Shares subscription	—	1,000
Proceeds from the issuance of term loan (related party)	15,000	—
Dividends paid to Series A Preferred Shareholders	(1,833)	—
Proceeds from exercise of warrants	434	—
Proceeds from the sale of common stock associated with forward purchase agreement, net of transaction costs	1,683	—
Net cash provided by financing activities	$15,284	$22,736

Effect of exchange rate changes on cash	(3)	(1)
Net increase in cash	206	16,657
Cash, beginning of period	4,218	183
Cash, end of period	$4,424	$16,840

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Deemed capital contribution from related party	$—	$18,702
SPAC excise tax liability recognized upon the Business Combination	$—	$2,248
Accrued and unpaid dividends on Series A Preferred Shares	$2,277	$30
Warrants issued with 2024 Term Loans	$1,075	$—
Extinguishment of excess warrant liability upon exercise of warrants associated with the forward purchase agreement	$16	$—
Modification of forward purchase agreement warrant liability	$94	$—
Lease liabilities arising from obtaining right-of-use assets	$850	$—

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

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 425,606 shares of the Company’s Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Anzu. Also, effective upon the Closing Date, the Company paid to the Sellers a prepayment amount of $4.5 million required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 8,512 shares of Common Stock (the “Share Consideration”). During the three months ended March 31, 2024, the Sellers sold the full amount of the Recycled Shares, and, pursuant to the Forward Purchase Agreement, the Company received $4.00 per share sold, or approximately $1.7 million.

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

During the nine months ended September 30, 2024, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023.

2. Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $277.5 million as of September 30, 2024. The Company has funded its operations and capital needs primarily through net proceeds from the issuances of term debt, convertible debt, the sale of Envoy Medical’s Common Stock, and the sale of Envoy Medical’s Series A Preferred Stock. In February 2024, May 2024, July 2024, and August 2024, the Company received advances of $5.0 million, $2.5 million, $2.5 million, and $5.0 million, respectively, from term loans provided by a related party (see Note 9). In February 2024, the Company received net proceeds of $1.7 million from the sale of 425,606 shares held by Meteora parties (see Note 1). In September 2023, the Company received $11.7 million in proceeds from the Business Combination, Forward Purchase Agreement, and the PIPE Transaction, net of transaction costs. The Company had cash of $4.4 million as of September 30, 2024.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include but are not limited to the useful lives of property and equipment, inventory reserves, warranty liability, stock-based compensation expense, the fair value of the forward purchase agreement put option liability, the fair value of the forward purchase agreement warrant liability and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. There have been no material losses on the Company’s accounts receivable. There were no customers that accounted for 10.0% or more of sales for the three and nine months ended September 30, 2024 and 2023. There were no customers that accounted for 10.0% or more of the accounts receivable balance as of September 30, 2024 and December 31, 2023.

Cash

The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits. The Company is also required to maintain in a separate account funds of $5.4 million, which is equal to the first-year dividend payments to holders of Series A Preferred Stock, as defined under the terms of the Series A Preferred Stock certificate of designation. As of September 30, 2024 and December 31, 2023, the Company was unable to comply with this requirement (see Note 5).

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Accounts receivable are presented net of an allowance for credit losses. Management performs ongoing credit evaluations of its customers based on financial information provided by the customer. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company estimates its allowance for credit losses by considering numerous factors, including delinquency trends along with ongoing customer credit evaluations. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses. The Company had no material bad debt expense for the three and nine months ended September 30, 2024 and 2023. The allowance for credit losses was not material as of September 30, 2024 and December 31, 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company records write-downs of inventories that are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability and product life cycle stage, historical net sales and demand forecasts which consider the assumptions about future demand and market conditions. Inventory on hand that is not expected to be sold or utilized is considered excess, and the Company recognizes the write-down in cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. At the time of loss recognition, a new cost basis is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis.

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

Operating Leases

The Company determines if an agreement is a lease at inception. The Company elected not to recognize the right to use an underlying asset (right-of-use “ROU” asset) and lease liabilities for short-term leases, which are those that have a lease term of twelve months or less, and includes renewal options in the measurement of lease liabilities only when the option to purchase or renew lease for the underlying asset is reasonably certain to be exercised. The Company has elected as an accounting policy to account for lease components and associated non-lease components as a single component. The Company leases its headquarters office space under an operating lease with a related party and also leases office space in Germany under an operating lease (see Note 7). The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement and as necessary at modification. An operating lease is recorded on the consolidated balance sheet with the operating lease asset representing the right to use the ROU asset for the lease term, and the lease liability representing the obligation to make lease payments arising from the lease. The Company excludes variable lease payments when measuring the ROU asset and lease liability, except for those that depend on an index, a rate, or are in-substance fixed payments.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including equipment and ROU assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the assets are less than its carrying value. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value. The Company did not incur any impairment charges during the three and nine months ended September 30, 2024 and 2023.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities which qualify as financial instruments and includes this additional information in the notes to the unaudited condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of the operating lease liability also approximates fair value since the instrument bears market rates of interest. None of these instruments are held for trading purposes.

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

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign-currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its publicly traded warrant liability in accordance with ASC 815-40. Accordingly, the Company recognized the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. The publicly traded warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Company accounts for its Forward Purchase Agreement in accordance with ASC 815-40. Accordingly, the Company recognized the forward purchase agreement put option liability and the forward purchase agreement warrant liability at fair value at each reporting period. The forward agreement put option liability and the forward purchase agreement warrant liability are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in other income (expense) in the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income. As of March 31, 2024, the Company no longer had a forward purchase agreement put option liability.

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

The Company primarily derives revenue from the sale of its hearing device products. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, at the time the Company is notified the product has been implanted or used by the customer in a surgical procedure. The Company also sells extended warranty plans on a limited basis. Revenue from extended warranty plans is recognized ratably over time and was immaterial for each of the three and nine months ended September 30, 2024 and 2023. Amounts received from a customer prior to fulfillment of the performance obligation are included in accrued expenses on the condensed consolidated balance sheets and are immaterial as of September 30, 2024 and December 31, 2023. The Company has elected to account for shipping and handling activities performed as activities to fulfill the promise to transfer the products; therefore these activities are not assessed as a separate performance obligation to its customers.

Revenue is measured as the amount of consideration the Company expects to receive, which is based on the invoiced price. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company’s contracts do not include variable consideration.

Payment terms differ by geography and customer, but payment is generally required within 30 days from the date of product utilization. The Company also offers extended payment plans on a limited basis. Amounts due to the Company under payment plans that extend beyond 12 months are immaterial as of September 30, 2024 and December 31, 2023, and therefore the Company did not adjust the promised amount of consideration for the effects of a significant financing component.

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

Product Warranty

The Company provides a limited warranty for its implantable components. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The limited warranty liability is recorded in accrued expenses in the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the amount of accrued limited warranty was immaterial and the Company’s warranty payments were immaterial.

During 2013, the Company offered a lifetime warranty to clinical trial patients to cover batteries and surgery related costs. The Company estimates the costs that may be incurred under this lifetime warranty and records a liability in the amount of such costs at its present value. The lifetime warranty is recorded in warranty liability in the condensed consolidated balance sheets. At each of September 30, 2024 and December 31, 2023, the aggregate product warranty liability was $2.2 million, of which $0.2 million and $0.3 million, respectively, was classified as a current liability in the Company’s condensed consolidated balance sheets.

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

Foreign Currency Translation

The Euro is the functional currency for the Company’s foreign subsidiary in Germany. The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the end-of-the-period exchange rates, and the revenues and expenses are translated at weighted-average rates for the respective reporting period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the Company’s unaudited condensed consolidated statements of stockholders’ equity (deficit) as well as a component of accumulated other comprehensive loss on the Company’s unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Net (Loss) Income per Share

The Company’s Series A Preferred Stock certificate of designation entitles the holders to participate in dividends on an as converted basis when declared on Common Stock. As a result, the Series A Preferred Stock meets the definition of a participating security, which requires the Company to apply the two-class method to compute both basic and diluted earnings per share attributable to common stockholders. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class method requires income available to holders of the Company’s Common Stock for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income for the period had been distributed. In periods where there is a net loss, no allocation of undistributed net loss to the Series A Preferred Stock is performed as the holders of the Series A Preferred Stock are not contractually obligated to participate in the Company’s losses. The Company reported a net loss of $7.3 million and net income of $1.4 million attributable to the stockholders of the Company’s common stock for the three months ended September 30, 2024 and 2023, respectively. The Company reported net losses of $20.3 million and $25.0 million attributable to the stockholders of the Company’s common stock for the nine months ended September 30, 2024 and 2023, respectively.

Basic net (loss) income per share of common stock is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders by the weighted-average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock, into common stock, under the if-converted method. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, because the effect would be anti-dilutive.

Stock-based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The fair value of stock-based payment awards is estimated using the Black-Scholes option model with a volatility figure derived from using a determined peer group of other companies’ stock prices since the trading history of the Company’s stock is too short to provide accurate data. The Company accounts for the expected term of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in ASC Topic 718, Compensation - Stock Compensation. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

The Company has adopted the guidance from Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Compensation Accounting, and has determined not to apply a forfeiture rate and has made the accounting election that forfeitures will be recognized when the actual forfeiture takes place and therefore no estimated forfeiture rate will be recorded.

Segments

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the chief operating decision-maker (“CODM”) in deciding resource allocation and assessing performance. The Company has determined that its CODM is its Chief Executive Officer. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making decisions, allocating resources and evaluating performance. Consequently, the Company has determined it operates in one operating segment.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 when evaluating the 2024 Term Loans entered into during the nine months ended September 30, 2024 (see Note 9).

Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The amendments will be effective for public companies for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. For public business entities, it is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that the updated standard will have on the Company’s disclosures within the consolidated financial statements.

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

3. Merger

As discussed in Note 1 – Nature of the Business and Basis of Presentation, on September 29, 2023, the Company completed the Merger. Upon the Closing, the following occurred:

●	each share of Envoy Medical Corporation common stock (‘Envoy Medical Corporation Common Stock”) immediately prior to the Business Combination was automatically cancelled and converted into the right to receive 0.063603 shares of Common Stock resulting in the issuance of 14,999,990 shares of Common Stock;

●	each share of outstanding Envoy Medical Corporation Common Stock, which totaled 139,153,144, was cancelled and converted into 8,850,526 shares of Common Stock;

●	each outstanding warrant to purchase Envoy Medical Corporation Common Stock, depending on the applicable exercise price, was automatically cancelled or exercised on a net exercise basis and converted into 2,702 shares of Common Stock;

●	the outstanding Convertible Notes, as defined in Note 9, were automatically converted into 4,874,707 shares of Common Stock;

●	each share of Envoy Medical Corporation redeemable convertible preferred stock, par value $0.01 per share, issued and outstanding immediately prior to the Closing (“Envoy Medical Corporation Preferred Stock”), which totaled 4,000,000 shares, were converted into 20,000,000 shares of Envoy Medical Corporation Common Stock and subsequently exchanged for 1,272,055 shares of Common Stock;

●	each outstanding option to purchase shares of Envoy Medical Corporation Common Stock outstanding as of immediately prior to the Business Combination was cancelled in exchange for nominal consideration;

●	each share of Merger Sub’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Business Combination was converted into and exchanged for one share of Common Stock;

●	the Sponsor forfeited 5,510,000 shares of Anzu’s Class B common stock, par value $0.0001 per share (“Anzu Class B Common Stock”), and all 12,500,000 private placement warrants pursuant to the sponsor support and forfeiture agreement dated April 17, 2023 by and between Anzu, Envoy and the Sponsor, as amended or modified from time to time (the “Sponsor Support Agreement”);

●	all of Anzu’s outstanding 14,166,666 public placement warrants were exchanged for warrants each exercisable for a share of Common Stock at a price of $11.50 per share;

●	the Sponsor exchanged 2,500,000 shares of Anzu Class B Common Stock for 2,500,000 shares of Series A Preferred Stock pursuant to the Sponsor Support Agreement;

●	an aggregate of 2,615,000 shares of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors automatically converted into an equal number of shares of Common Stock;

●	pursuant to the legacy forward purchase agreements and the extension support agreements of Anzu, the Sponsor transferred an aggregate of 490,000 shares of Common Stock to the parties to the legacy forward purchase agreements and the extension support agreements;

●	the Company issued an aggregate of 8,512 shares of Common Stock as Share Consideration pursuant to the Forward Purchase Agreement;

●	the Sellers in their sole discretion may request warrants of the Company exercisable for shares of Common Stock (the “Shortfall Warrants”) in an amount equal to 3,874,394 based on the terms of Forward Purchase Agreement (as amended in July 2024);

●	the Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of Series A Preferred Stock in the PIPE Transaction at a price of $10.00 per share for an aggregate purchase price of $10 million; and

●	pursuant to the Envoy Bridge Note, the Company issued 1,000,000 shares of Series A Preferred Stock to GAT Funding, LLC concurrently with the Closing.

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

The following table presents the total shares of Common Stock and Series A Preferred Stock outstanding immediately after the Closing:

Class A Common Stock	Number of Shares
Exchange of Anzu Class A Common Stock subject to possible redemption that was not redeemed for Common Stock	1,500,874
Conversion of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent director into Common Stock*	2,615,000
Subtotal - Merger, net of redemptions	4,115,874
Exchange of Envoy Medical Corporation Common Stock for Common Stock	8,850,526
Exchange of Envoy Medical Corporation Preferred Stock for Common Stock	1,272,055
Conversion of Convertible Notes as of September 29, 2023 into Common Stock	4,874,707
Net exercise of Envoy Medical Corporation warrants outstanding	2,702
Issuance of share consideration to Meteora parties	8,512
Shares recycled by Meteora parties	425,606
19,549,982

*	1,000,000 shares of the Common Stock are unvested and subject to restrictions and forfeitures per the Sponsor Support Agreement. These shares will vest upon the FDA approval of Acclaim CI or upon a change of control of the Company (see Note 10)

Series A Preferred Stock	Number of Shares
Exchange of Anzu Class B Common Stock for Series A Preferred Stock	2,500,000
Issuance of Series A Preferred Stock in connection with the PIPE Transaction	1,000,000
Issuance of Series A Preferred Stock in connection with the conversion of the Envoy Bridge Note	1,000,000
4,500,000

4. Fair Value Measurements

The following tables provide information related to the Company’s liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, respectively, (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$411	$411
Publicly traded warrant liability	1,134	—	—	1,134
	$1,134	$—	$411	$1,545

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$4	$4
Forward purchase agreement put option liability	—	—	103	103
Publicly traded warrant liability	332	—	—	332
	$332	$—	$107	$439

The fair values of the forward purchase agreement warrant liability and the forward purchase agreement put option liability were estimated using Monte Carlo Simulation models, which are Level 3 fair value measurements. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability as of September 30, 2024 and the forward purchase agreement warrant liability and forward purchase agreement put option liability as of December 31, 2023:

	September 30, 2024	December 31, 2023
Stock price	$3.25	$1.81
Initial exercise price	$10.46	$10.46
Remaining term (in years)	0.25	0.75
Risk-free rate	4.6%	4.9%

The Company has classified the publicly traded warrant liability within Level 1 of the hierarchy as the warrant is separately listed and traded in an active market. The publicly traded warrant’s listed price in an active market was used as the fair value.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Forward Purchase Agreement Warrant Liability	Forward Purchase Agreement Put Option Liability
Balance as of December 31, 2023	$4	$103
Change in fair value	329	(103)
Effect of amendment (see Note 10)	94	—
Exercise of warrants	(16)	—
Balance as of September 30, 2024	$411	$—

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

5. Cash Available for Dividend Payments

Pursuant to the certificate of designation of the Series A Preferred Stock, the Company is required to maintain the funds allocated for the first four (4) quarterly dividend payments in a separate account, for a total of $5.4 million, for use in the payment of dividends to holders of the Series A Preferred Stock. In the event the Company does not remit a required quarterly dividend payment, an additional dividend on the amount of the unpaid portion of the dividend will automatically accrue at the regular dividend rate of 12% (see Note 11).

As of September 30, 2024 and December 31, 2023, the Company was unable to maintain this balance and continue funding normal operations. Notwithstanding its inability to maintain funds in a separate account, as of September 30, 2024 and December 31, 2023, the Company had accrued all dividend payments required under the certificate of designation of the Series A Preferred Stock, that have been unpaid, which are included in accrued expenses on the Company’s condensed consolidated balance sheets. As of September 30, 2024, the Company had paid all required dividend payments under the certificate of designation of the Series A Preferred Stock. As of September 30, 2024 and December 31, 2023, the balance of unpaid dividends in relation to the Series A Preferred Stock included in accrued expenses was $3.6 million and $1.4 million, respectively. During the nine months ended September 30, 2024, the Company paid $1.8 million of dividends.

6. Inventories

Inventories, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$1,358	$1,162
Work-in-progress	152	158
Finished goods	130	84
	$1,641	$1,404

7. Operating Leases

The Company leases its headquarters office space in Minnesota and leases office space in Germany. The headquarters office space lease is with a stockholder, which is considered a related party. During the quarter ended June 30, 2024, the Company and the landlord agreed to modify the lease to extend the lease term for three (3) additional years through December 31, 2030. Additionally, the Company requested and the landlord provided an additional 1,664 square feet of usable office space, for a total of 11,540 square feet of rentable space. Accordingly, base rent was increased to $5,587 per month and increases each year by approximately four (4) percent. Also, tenant improvements completed by the landlord totaling $150,000 will be repaid in three (3) $50,000 annual payments beginning July 1, 2027. As a result of the modification, the Company recognized an increase to the right-of-use asset of $0.7 million, and an increase to the operating lease liability of $0.9 million which is reflected in the condensed consolidated balance sheets. The difference between these amounts was recorded as a loss on modification on the condensed consolidated statements of operation and comprehensive (loss) income.

The lease of the office space in Germany is not with a related party and is immaterial.

The components of leases and lease costs were as follows (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use asset (related party)	$1,064	$464

Operating lease liability, current portion (related party)	$225	$158
Operating lease liability, net of current portion (related party)	1,028	404
	$1,253	$562

	Nine Months Ended September 30,
	2024	2023
Operating lease cost	254	97
	$254	$97

Other supplemental information of lease amounts recognized in the unaudited condensed consolidated financial statements is summarized as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liability	$164	$113

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term - in years	6.3	3.9
Weighted-average discount rate	5.0%	5.0%

Future minimum lease payments associated with these leases were as follows as of September 30, 2024 (in thousands):

2024 (remaining)	$46
2025	229
2026	223
2027	230
2028	195
Thereafter	350
1,273
Less: Imputed interest	(20)
$1,253

8. Product Warranty Liability

Changes in warranty liability were as follows (in thousands):

Amount
Balance as of December 31, 2023	$2,234
Utilization	(73)
Balance as of September 30, 2024	$2,161

The assumptions utilized in developing the liability as of September 30, 2024 include an estimated cost per unit of $6 thousand, an average battery life of five (5) years, inflationary increase of 3.7%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 4.9% was used in the calculation as of September 30, 2024.

9. Debt (Related Party)

Convertible Notes

The Company received several loan financings from stockholders from 2012 to 2024. During the year ended December 31, 2023, the 2012 Convertible Note, the 2013 Convertible Notes, and the 2023 Convertible Note (collectively the “Convertible Notes”) were all converted into equity at the Closing of the Business Combination.

The Company elected the fair value option for the Convertible Notes and the Envoy Bridge Note under ASC 825 with changes in fair value recorded in earnings each reporting period. The Company recorded a gain of $4.8 million and an expense of $13.3 million related to the conversion of the convertible notes during the three and nine months ended September 30, 2023, respectively.

2024 Term Loans

In the first quarter of 2024, the Company issued a promissory note (the “February 2024 Term Loan”) with a minimum principal amount of $5.0 million and up to $10.0 million to GAT Funding, LLC (“GAT”), an entity controlled by Glen A. Taylor, a member of the Company’s board of directors and a controlling stockholder of the Company. At closing, the Company withdrew $5.0 million from the February 2024 Term Loan. Provided that no event of default has occurred and the Company submits a request for funding certifying that the Company has less than $7.5 million of net tangible assets, the Company may draw the remaining $5.0 million in $2.5 million tranches, as long as each request is made prior to February 1, 2025. The February 2024 Term Loan has a five-year term and matures on February 27, 2029. The principal amount drawn bears interest at a rate of 8.0% per annum and is paid quarterly in arrears after the second anniversary of the February 2024 Term Loan. Interest will accrue and is not payable for the first two years of the term and will compound and be added to the principal balance of the February 2024 Term Loan both on the first and second anniversary of the February 2024 Term Loan. The Company may prepay the accrued interest and principal of the February 2024 Term Loan without penalty, with 10 days’ notice. At closing, the Company drew $5.0 million in principal from the February 2024 Term Loan. In both May 2024 and July 2024, the Company requested and received additional advances of $2.5 million under the February 2024 Term loan. As of September 30, 2024, the balance outstanding on the February 2024 Term Loan was $9.8 million, net of discount.

In the third quarter of 2024, the Company issued an additional promissory note (the “August 2024 Term Loan” and, collectively with the February 2024 Term Loan, the “2024 Term Loans”) with a principal amount of up to $10.0 million to GAT, and a minimum principal amount of $5.0 million to be drawn at closing. Provided that no event of default has occurred and the Company submits a request for funding certifying that the Company has less than $7.5 million of net tangible assets, the Company may draw the remaining $5.0 million in $2.5 million tranches, as long as each request is made prior to August 1, 2025. The August 2024 Term Loan has a five-year term and matures on August 27, 2029. The principal amount drawn bears interest at a rate of 8.0% per annum and is paid quarterly in arrears after the second anniversary of the August 2024 Term Loan. Interest will accrue and is not payable for the first two years of the term and will compound and be added to the principal balance of the August 2024 Term Loan both on the first and second anniversary of the August 2024 Term Loan. The Company may prepay the accrued interest and principal of the August 2024 Term Loan without penalty, with 10 days’ notice. As of September 30, 2024, the balance outstanding on the August 2024 Term Loan was $4.6 million, net of discount.

As a commitment fee, the Company is required to issue warrants to purchase 250,000 shares of its Common Stock for each $2.5 million of principal funded under the 2024 Term Loans. The warrants will have an exercise price equal to the closing price on the date of funding of the applicable tranche.

At closing of the initial funding of the February 2024 Term Loan, the Company issued Common Stock warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.24 per share. These warrants expire on February 27, 2026. Upon the second draw made in May 2024, the Company issued Common Stock warrants to purchase 250,000 shares of Common Stock at an exercise price of $3.04 per share. These warrants expire on February 28, 2026. Upon the third draw made in July 2024, the Company issued Common Stock warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.25 per share. These warrants expire on July 23, 2026.

At closing of the initial funding of the August 2024 Term Loan, the Company issued Common Stock warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.97 per share. These warrants expire on August 27, 2026.

The 2024 Term Loans were accounted for as a conventional debt instrument and are accounted for in accordance with ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815- 40).

As a result of the issuance of the warrants with the initial closing of the February 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded a debt discount and additional paid-in capital of approximately $179,000 representing the fair value of the warrants on the issuance date. As a result of the additional draws made in May 2024 and July 2024, the Company recorded additional debt discounts (and additional paid-in capital) of approximately $197,000 and $210,000, respectively. Subsequently, these debt discounts are being recorded to interest expense, related party over the term of the February 2024 Term Loan.

As a result of the issuance of the warrants with the initial closing of the August 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded a debt discount and additional paid-in capital of approximately $489,000 representing the fair value of the warrants on the issuance date. Subsequently, this debt discount is being recorded to interest expense, related party over the term of the August 2024 Term Loan.

The fair value of the Common Stock warrants issued in connection with the 2024 Term Loans is estimated using the Black-Scholes option model using the following key inputs during nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Risk-free interest rate	3.8% - 4.9%
Expected term (years)	1.77 to 2.00
Volatility	42.0% - 45.8%
Stock Price	$1.24 - $3.05

During the three and nine months ended September 30, 2024, respectively, the Company recognized approximately $0.2 million and $0.4 million of interest expense in relation to the 2024 Term Loans. Additionally, during the three and nine months ended September 30, 2024, respectively, the Company recognized approximately $37,000 and $53,000 of amortization of the debt discount. As of September 30, 2024, accrued interest of approximately $0.4 million and unamortized debt discount of $1.0 million are recorded within term loan payable and accrued interest (related party) on the Company’s condensed consolidated balance sheet.

10. Common Stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue 400,000,000 shares of Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s Common Stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 11).

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

Common Stock Warrants (Related Party)

During the nine months ended September 30, 2024, the Company issued warrants to purchase 1,500,000 shares of its Common Stock to a related party in conjunction with the 2024 Term Loans (see Note 9). These warrants are all outstanding as of September 30, 2024.

Forward Purchase Agreement

The Company previously issued to Meteora warrants to purchase 3,874,394 shares of Common Stock pursuant to the terms of the Forward Purchase Agreement (the “Shortfall Warrants”). As issued, the Shortfall Warrants had an exercise price determined based on the volume weighted average price of the Common Stock, subject to a $4.00 price floor (the “Exercise Price Floor”), which Exercise Price Floor is adjustable for certain issuances of its Common Stock at a price below the then-current Exercise Price Floor. The Shortfall Warrants had an expiration date of June 30, 2024. On June 24, 2024, the Company entered into an amendment to the Forward Purchase Agreement to extend the expiration date by six months, from June 30, 2024 to December 31, 2024. On July 29, 2024, the Company entered into an amendment to the Forward Purchase Agreement to reduce the Exercise Price Floor to $2.00 with respect to 1,000,000 of the Shortfall Warrants and $3.00 for an additional 1,000,000 Shortfall Warrants, with the Exercise Price Floor remaining at $4.00 for the remainder of the Shortfall Warrants. The Company concluded that the amendments were made to induce holders to exercise the warrants and, as such, the incremental change in fair value as a result of the amendment to the Forward Purchase Agreement was $94,000 and was accounted for as an equity issuance cost to additional paid-in capital.

On various dates during the three months ended September 30, 2024, 131,000 Shortfall Warrants were exercised for 131,000 shares of Common Stock, generating gross proceeds of approximately $434,000. As of September 30, 2024, 3,743,394 Shortfall Warrants remained outstanding.

11. Series A Preferred Stock

As of September 30, 2024 and December 31, 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to the Envoy Bridge Note, the Sponsor Support Agreement and the Subscription Agreement, the Company has outstanding an aggregate of 4,500,000 shares of Series A Preferred Stock (see Note 3) as of September 30, 2024 issued to the following investors:

●	1,000,000 shares of Series A Preferred Stock to GAT Funding, LLC pursuant to the Envoy Bridge Note

●	2,500,000 shares of Series A Preferred Stock to the Sponsor pursuant to the Sponsor Support Agreement

●	1,000,000 shares of Series A Preferred Stock to certain affiliates of the Sponsor in the PIPE transaction pursuant to the Subscription Agreement.

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of September 30, 2024 and is adjustable for certain dilutive events.

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

Dividend Rights

The holders of Series A Preferred Stock are entitled to a cumulative dividend which accrues at the rate of 12% of the original issuance price of $10.00 per share per annum (“Regular Dividend”). The Regular Dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared, and will be payable in cash on a quarterly basis. With respect to the first four (4) Regular Dividend payments, the Company was required to maintain the funds allocated for such dividends in a separate account. If the Company fails to pay the Regular Dividends on the dividend payment date, then an additional dividend on the amount of the unpaid portion shall automatically accrue at 12% (see Note 5).

The holders of Series A Preferred Stock are also entitled to dividends or distributions (“Participating Dividends”) senior to Common Stock of the Company when such dividends are declared. There were no Participating Dividends declared as of September 30, 2024.

Specifically pursuant to the Sponsor Support Agreement, any dividends arising will accrue and not require timely payment at any time when the Company has less than $10.0 million of net tangible assets. During the nine months ended September 30, 2024, the Company did not meet the $10 million net tangible asset requirement and deferred payment on the dividends related to the 2.5 million Series A Preferred Stock shares held by the Sponsor. As of September 30, 2024 and December 31, 2023, the Company had accrued $3.1 million and $0.8 million, respectively, in unpaid dividends as a result of the Sponsor Support Agreement.

With respect to the holders of the Series A Preferred Stock other than the Series A Preferred Stock subject to the Sponsor Support Agreement held by the Sponsor, the Company accrued $0.5 million and $0.6 million of Regular Dividend payments as of September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024, the Company paid $1.8 million in dividends to the holders of Series A Preferred Stock other than the Sponsor. No Regular Dividend payments were due as of December 31, 2023.

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

12. Stock Options

The Company had a stock incentive plan (the “2003 Stock Option Plan”) that provided for the granting of stock options or other stock incentives to employees, officers, directors and consultants. In March 2013, the Company and its stockholders adopted a new plan (the “2013 Stock Option Plan”) on substantially the same terms and conditions of the 2003 Stock Option Plan. The Company and its stockholders reserved a total of 7,000,000 shares of Envoy Medical Corporation Common Stock for issuance under the 2013 Stock Option Plan and reduced the number of shares of Envoy Medical Corporation Common Stock available for issuance under the 2003 Stock Option Plan from 6,400,000 to 552,000. As of April 2013, the 2003 Stock Option Plan expired and no further stock options or shares may be granted under that plan. On April 17, 2023, the Company and the stock option holders agreed that the stock options will be cancelled and terminated for no consideration upon completion of the Merger.

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

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2024:

	Shares Subject to Outstanding Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	1,967,734	$2.38	9.8
Granted	139,505	$1.86	9.6
Terminated	(35,865)	$1.52	n/a
Outstanding at September 30, 2024	2,071,374	$2.36	9.1	$1,850,662
Exercisable and vested at September 30, 2024	962,082	$2.40	9.1	$841,068

13. Related Party Transactions

The Company had various transactions with a member of the Company’s board of directors and a controlling stockholder of the Company, which is considered a related party.

●	The Company leases its headquarters office space in Minnesota from the stockholder. The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was $1.3 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. See Note 7 for additional information related to this lease including the operating lease cost for the nine months ended September 30, 2024 and 2023.

●	The Company received several loan financings from the stockholder between 2012 to 2024 (see Note 9).

●	The Company has a shared services arrangement with a company that is indirectly owned by the stockholder, for certain support services used in the course of business. This arrangement originated on January 1, 2022 with a term of two years that automatically renews each year thereafter unless terminated by either party. In relation to the shared services arrangement, the Company expensed approximately $0.1 million during both the nine months ended September 30, 2024 and September 30, 2023, respectively.

14. Commitment and Contingencies

The Company is party to various litigation matters arising from time to time in the ordinary course of business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery (the “Atlas Complaint”). The Atlas Complaint alleges that Atlas properly requested redemption of its shares of the Company’s Common Stock in connection with the Company’s business combination transaction and was prevented from redeeming such shares by the Company and the other defendants. Atlas seeks redemption of the shares of Common Stock in the amount of approximately $9.4 million, pre and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

The Company has business liability insurance to cover litigation costs exceeding $50,000. As of September 30, 2024 and December 31, 2023, the Company has not recorded any accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

15. Net (Loss) Income per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator:	2024	2023	2024	2023
Net (loss) income	$(5,960)	$1,563	$(16,177)	$(25,027)
Less: Cumulative preferred dividends and undistributed earnings allocated to participating securities, basic	(1,380)	(203)	(4,110)	—
Net (loss) income attributable to common stockholders, basic	$(7,340)	$1,360	$(20,287)	$(25,027)

Net (loss) income	$(5,960)	$1,563	$(16,177)	$(25,027)
Less: Cumulative preferred dividends and undistributed earnings allocated to participating securities, diluted	(1,380)	(159)	(4,110)	—
Net (loss) income attributable to common stockholders, diluted	$(7,340)	$1,404	$(20,287)	$(25,027)

Denominator:
Weighted average common stock outstanding, basic	19,616,362	10,214,183	19,605,482	10,153,564
Net (loss) income per share attributable to common stockholders, basic	$(0.37)	$0.13	$(1.03)	$(2.46)
Weighted average common stock outstanding, diluted	19,616,362	11,215,068	19,605,482	10,153,564
Net (loss) income per share attributable to common stockholders, diluted	$(0.37)	$0.13	$(1.03)	$(2.46)

The Company’s potentially dilutive securities below, presented based on amounts outstanding at each period end, have been excluded from the computation of diluted net loss per share for the nine months ended September 30, 2024 and September 30, 2023, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Common Stock outstanding used to calculate both basic and diluted net loss per share attributable to stockholders of Common Stock for these periods is the same.

	Nine Months Ended September 30,
	2024	2023
Stock options	2,071,374	—
Series A Preferred Stock (as converted to common stock)	3,913,043	3,913,043
Warrants to purchase common stock (publicly traded)	14,166,666	14,166,666
Shortfall Warrants	3,743,394	3,743,394
Warrants to purchase common stock (related party)	1,500,000	—
	25,394,477	21,823,103

16. Subsequent Events

The Company has evaluated all events occurring through the date on which these unaudited condensed consolidated financial statements were issued, and during which time, nothing has occurred that would require disclosure, except for the following:

In October 2024 and November 2024, the Company received exercise notices pursuant to the Forward Purchase Agreement whereby the Company issued 7,500 and 506,383 shares, respectively, of its Common Stock in return for total proceeds of $1,338,796. The weighted average price per share received was $2.61.

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

Cautionary Note Regarding Forward-Looking Statements

This Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including statements as to future results of operations and financial position, revenue and other metrics, products, business strategy and plans, objectives of management for future operations of the Company, market size and growth, competitive position and technological and market trends, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report include, but are not limited to:

●	statements regarding the development, performance, and market impact of our products;

●	the timing and outcome of our clinical trials;

●	our future capital requirements and future capital investments;

●	our ability to raise capital for future operations and the potential sources for financing transactions;

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of September 30, 2024 and December 31, 2023, and the three and nine months ended September 30, 2024 and 2023, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2023 and 2022, together with related notes thereto included in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

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

Our first product, the Esteem® Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), was created and received FDA approval in 2010. The Esteem FI-AMEI is a fully implanted active middle ear hearing device and remains the only FDA approved fully implanted hearing device in the US market. Unfortunately, the Esteem FI-AMEI failed to gain commercial traction, primarily due to a lack of reimbursement or insurance coverage from third-party payors. Despite commercial challenges, approximately 1,000 Esteem FI-AMEI devices were implanted. Some devices were implanted in the early 2000s during clinical trials, providing Envoy Medical with nearly two decades of experience with its implantable sensor technology. Throughout our experience, our sensor technology proved a viable alternative and robust option to external or implanted microphones.

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

In October 2024, we received FDA approval of our application for an Investigational Device Exemption (“IDE”) for the Acclaim CI. The IDE application was approved for a staged clinical trial to begin. The staged trial will allow 10 participants to be implanted before expanding the study to the full cohort. Institutional Site’s Investigational Review Board (“IRB”) approvals are needed before participants can be enrolled and implants can begin. IRB approvals can take several months. At the end of the study, a Premarket Approval (“PMA”) application will be submitted to the FDA. It is likely that a panel review will be requested due to the novel nature of the Acclaim CI. As a result, we currently anticipate obtaining the FDA’s decision on our PMA in 2027. The FDA approval process is uncertain, and we cannot guarantee that we will receive FDA approval on that timeline, or at all.

We had a net loss of approximately $6.0 million and net income of $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and net losses of $16.2 million and $25.0 million for the nine months ended September 30, 2024 and 2023, respectively, and had an accumulated deficit of $277.5 million and $257.2 million as of September 30, 2024 and December 31, 2023, respectively. We have funded our operations to date primarily through the issuance of equity securities, term debt and convertible debt, and in September 2023, we received $11.7 million in proceeds from the Business Combination (see Note 1 “Nature of the Business and Presentation” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report). During the nine months ended September 30, 2024, we also received $15.0 million proceeds from the 2024 Term Loans (see Note 9, “Debt (Related Party)” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report), approximately $2.1 million from the sale of shares from our Forward Purchase Agreement, and $0.4 million from the exercise of certain of our Shortfall Warrants. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

Macroeconomic Conditions

Our business and financial performance are impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russian and Ukraine, the Middle East conflict, supply chain constraints, market uncertainty, volatility in exchange rates, inflationary trends, interest rates, and evolving dynamics in the global trade environment have impacted our business, financial performance, and our ability to raise capital.

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

Our R&D expenses are currently tracked on a program-by-program basis. The majority of our R&D expenses incurred during the three and nine months ended September 30, 2024 and 2023 were for the development of the Acclaim CI.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, benefits, and other related costs for personnel in our sales and marketing functions. Sales and marketing expenses also include certain indirect costs associated with efforts to secure insurance reimbursement of our products. We expect our sales and marketing expenses to increase in the foreseeable future as we increase our administrative personnel to support our continuing growth.

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

Change in Fair value of the Forward Purchase Agreement Put Option Liability

We recognized the forward purchase agreement put option liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive (loss) income during each reporting period. As of September 30, 2024, we no longer had a forward purchase agreement put option liability.

Change in Fair Value of the Forward Purchase Agreement Warrant Liability

We recognized the forward purchase agreement warrant liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive (loss) income during each reporting period.

Change in Fair Value of the Publicly Traded Warrant Liability

We recognized the publicly traded warrant liability at fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company’s consolidated statements of operations and comprehensive (loss) income during each reporting period.

Interest Expense, Related Party

Interest expense, related party consists of accrued interest for the 2024 Term Loans held by a related party, as well as amortization of the debt discount recorded as a result of the warrants issued with the 2024 Term Loans. Amortization of the debt discount is recorded over the respective terms of the 2024 Term Loans.

Other Income (Expense)

Other income (expense) in 2024 consisted of the sale of research and development quality document templates to another company (which is not part of our normal course of business). Other income (expense) in 2023 consisted of changes in fair value of our related party warrant liability.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Change in		Nine Months Ended September 30,		Change in
(In thousands, except percentages)	2024	2023	$	%	2024	2023	$	%
Net revenues	$56	$80	$(24)	(30.0)%	$183	$221	$(38)	(17.2)%
Costs and operating expenses:
Cost of goods sold	187	189	(2)	(1.1)%	585	555	30	5.4%
Research and development	2,757	1,850	907	49.0%	7,708	5,901	1,807	30.6%
Sales and marketing	394	399	(5)	(1.3)%	1,216	1,153	63	5.5%
General and administrative	1,692	1,027	665	64.8%	5,406	4,248	1,158	27.3%
Total costs and operating expenses	5,030	3,465	1,565	45.2%	14,915	11,857	3,058	25.8%
Operating loss	(4,974)	(3,385)	(1,589)	46.9%	(14,732)	(11,636)	(3,096)	26.6%
Other (expense) income:
Gain (loss) from changes in fair value of convertible notes payable (related party)	—	4,902	(4,902)	(100.0)%	—	(13,332)	13,332	(100.0)%
Change in fair value of forward purchase agreement put option liability	—	—	—	n/a	103	—	103	n/a
Change in fair value of forward purchase agreement warrant liability	(311)	—	(311)	n/a	(329)	—	(329)	n/a
Change in fair value of publicly traded warrant liability	(426)	—	(426)	n/a	(802)	—	(802)	n/a
Interest expense, related party	(264))	—	(264)	n/a	(432)	—	(432)	n/a
Other income (expense)	15	46	(31)	(67.4)%	15	(59)	74	(125.4)%
Total other (expense) income, net	(986)	4,948	(5,934)	(119.9)%	(1,445)	(13,391)	11,946	(89.2)%
Net (loss) income	$(5,960)	$1,563	$(7,523)	(481.3)%	$(16,177)	$(25,027)	$8,850	(35.4)%

Net Revenues

Net revenues decreased by $24 thousand and decreased by $38 thousand for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The decrease for both the three and nine months ended September 30, 2024 is primarily due to the decrease in the number of battery replacements due to supply chain issues.

Cost of Goods Sold

Cost of goods sold decreased by $2 thousand for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as a result of decreases in normal operating costs. Cost of goods sold increased by $30 thousand for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is attributable to manufacturing and materials scrap for the Esteem FI-AMEI product of $14 thousand, additional contractors for manufacturing technicians and quality inspections of $22 thousand, and personnel costs of $23 thousand for additional employees in manufacturing and quality inspection, and other operating expenses of $4 thousand partially offset by decrease in professional services for quality testing of $33 thousand.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
R&D product costs	$1,265	$1,110	$3,327	$3,548
R&D personnel costs	1,334	619	4,074	2,003
Other R&D cost	158	121	307	350
Total R&D costs	$2,757	$1,850	$7,708	$5,901

R&D expenses increased approximately $907 thousand and $1.8 million for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023. The increase is primarily due to an increase in headcount and contractors in our engineering and clinical departments for the three and nine months ended September 30, 2024, as we increased headcount across our clinical and cochlear departments in preparation for our pivotal clinical study for the Acclaim CI. This includes increases due to non-cash stock option compensation of $42 thousand and $109 thousand for the three and nine months ended September 30, 2024, respectively.

Sales and Marketing

Sales and marketing expenses decreased by $5 thousand for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to decreases in normal sales and marketing expenses. For the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, sales and marketing expenses increased by $63 thousand. This increase was primarily due to increased legal and professional fees to secure insurance reimbursement for the Esteem FI-AMEI product of $275 thousand plus additional sales and marketing expenses of $6 thousand, offset by a reduction in headcount in that department of $218 thousand.

General and Administrative Expenses

General and administrative expenses increased $665 thousand for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase is primarily due to increased professional and legal fees related to public company expenses of $116 thousand, personnel related costs of $179 thousand, directors and officers insurance of $178 thousand, non-cash stock option expenses of $101 thousand, and other operating costs of $91 thousand, for the three months ended September 30, 2024.

General and administrative expenses increased $1.2 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase is primarily due to increases in personnel-related costs of $536 thousand, directors and officers insurance of $532 thousand, non-cash stock option expenses of $293 thousand, travel expenses of $103 thousand, loss on lease modification of $135 thousand, and other operating costs of $73 thousand, and was partially offset by reduced professional and legal fees related to the closing of the Business Combination in 2023 of $514 thousand, for the nine months ended September 30, 2024.

Gain (Loss) From Changes in Fair Value of Convertible Notes Payable (Related Party)

The loss from changes in fair value of convertible notes payable decreased $4.9 million for the three months ended September 30, 2024 and the gain from changes in fair value of convertible notes decreased $13.3 million nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023, respectively due to the conversion of the notes payable to common stock as a result of the completion of our Business Combination during September 2023.

Change in Fair Value of Forward Purchase Agreement Put Option Liability

We entered into a forward purchase agreement in September 2023 as part of our Business Combination. During the first quarter of 2024, the shares associated with the forward purchase agreement were sold resulting in a gain of $103 thousand.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

During the three months ended September 30, 2024, the fair value of the warrants issued in connection with the forward purchase agreement entered into in September of 2023 as part of our Business Combination increased by $311 thousand compared to the fair value at June 30, 2024. The increase in value was due to an increase in our stock price as well as a modification to the forward purchase agreement in July of 2024. This increase in value resulted in a loss of $311 thousand for the three months ended September 30, 2024.

During the nine months ended September 30, 2024, the fair value of the warrants issued in connection with the forward purchase agreement entered into in September of 2023 as part of our Business Combination increased by $329 thousand, compared to the fair value at December 31, 2023. The increase in value was due to an increase in our stock price as well as a modification to the forward purchase agreement in July of 2024. These increases in value resulted in a loss of $329 thousand for the nine months ended September 30, 2024.

Change in Fair Value of Publicly Traded Warrant Liability

During the three and nine months ended September 30, 2024, the fair value of our publicly traded warrants increased by approximately $426 thousand and increased by approximately $802 thousand, respectively. The change in fair value is the result of an increase of approximately $0.03 and an increase of $0.06 in the closing share price for those warrants during the three and nine months ended September 30, 2024, as compared to the fair value at December 31, 2023, respectively.

Interest Expense, Related Party

Interest expense increased by $264 thousand and $432 thousand for the three and nine months ended September 30, 2024, respectively, compared to the three and nine months ended September 30, 2023, primarily due to the interest costs associated with our 2024 Term Loans which were entered into in February 2024 and August 2024.

Other Income (Expense)

Our other income (expense) decreased by $31 thousand for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and increased by $74 thousand for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Other income (expense) in 2024 consisted of the sale of research and development quality document templates to another company (which is not part of our normal course of business). Other income (expense) in 2023 consisted of changes in fair value of our related party warrant liability.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We expect to incur significant expenses and continuing operating losses for the foreseeable future as we advance the clinical development of our products and fund the process of FDA trials. We have funded our operations to date primarily with proceeds from raising funds from issuing equity securities, convertible notes, a term loan and proceeds from the Business Combination. As of September 30, 2024 and December 31, 2023, we had $4.4 million and $4.2 million of cash, respectively.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of our Form 10-K titled, “Risk factors – Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$(13,561)	$(5,946)
Investing activities	(1,514)	(132)
Financing activities	15,284	22,736
Effect of exchange rate on cash	(3)	(1)
Net increase in cash	$206	$16,657

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was primarily used to fund a net loss of approximately $16.2 million, adjusted for non-cash expenses in aggregate amount of approximately $2.2 million and approximately $0.4 million of cash outflows from net changes in the levels of operating assets and liabilities. The change primarily relates to increases in accounts payable, accounts receivable, and inventories and decreases in other receivable, prepaid expenses and other current assets, operating lease liability (related party), accrued expenses, and product warranty liability. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in our Form 10-K titled “Risk Factors.”

Net cash used in operating activities for the nine months ended September 30, 2023 was primarily used to fund a net loss of approximately $25.0 million, adjusted for non-cash gains in aggregate amount of approximately $13.4 million, and approximately $5.7 million of cash outflows from net changes in the level of operating assets and liabilities, primarily related to increases in accounts payable, accrued expenses, related party payable, accounts receivable, prepaid expenses, and inventories and decreases in product warranty liability and lease liability (related party).

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $1.5 million and consisted of purchases of property and equipment, specifically equipment used in the production of finished goods.

Net cash used in investing activities for the nine months ended September 30, 2023 was approximately $0.1 million and consisted of purchases of computer equipment due to increased headcount and purchases of lab equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $15.3 million. This increase was primarily driven by the $15.0 million proceeds from the 2024 Term Loans, the receipt of $1.7 million from the sale of common stock associated with the forward purchase agreement as well as the proceeds from exercise of warrants of $434 thousand, partially offset by dividends paid to holders of the Series A Preferred Stock of $1.8 million .

Net cash provided by financing activities for the nine months ended September 30, 2023 was $22.7 million. This increase was primarily driven by the $11.7 million net proceeds from the PIPE Transaction, Forward Purchase Agreement, and Business Combination and was also driven by $10.0 million proceeds from the issuance of convertible notes payable to a related party.

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

Related Party Arrangements

Our related party arrangements consist of leasing our headquarters office space from a stockholder and issuing convertible notes and term loans from stockholders. We also accrued interest on the term loans to a stockholder on our condensed consolidated balance sheet as of September 30, 2024. For further information on the related party arrangements refer to Note 5 “Cash Available for Dividend Payments”, Note 7 ”Operating Leases”, Note 9 “Debt (Related Party)” and Note 13 “Related Party Transactions” of the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 included elsewhere in this Report.

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

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 — Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 — Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Forward Purchase Agreement Warrant Liability	Forward Purchase Agreement Put Option Liability
Balance as of December 31, 2023	$4	$103
Change in fair value	329	(103)
Effect of amendment	94	—
Exercise of warrants	(16)	—
Balance as of September 30, 2024	$411	$—

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

Research and Development Expenses

We will incur substantial expenses associated with prototyping, improvements, testing and clinical trials. Accounting for clinical trials relating to activities performed by external vendors requires us to exercise significant estimates regarding the timing and accounting for these expenses. We estimate costs of R&D activities conducted by service providers, which include the conduct of sponsored research and contract manufacturing activities. The diverse nature of services being provided for our clinical trials and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by third parties in connection with clinical trials. We record the estimated costs of R&D activities based upon the estimated amount of services provided but not yet invoiced and include these costs in the accrued expenses or prepaid expenses on the balance sheets and within R&D expense on the unaudited consolidated statements of operations and comprehensive (loss) income. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Product Warranty

During 2013, we offered a lifetime warranty to clinical trial patients to cover battery and surgery related costs. We estimate the costs that may be incurred under this lifetime warranty and record a liability in the amount of such costs at its present value. The assumptions utilized in developing the liability include an estimated cost per unit of $6 thousand, an average battery life of 5 years, inflationary increases of 3.7%, discount rate, and an average patient life calculated on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 4.9% was used in the calculation as of September 30, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of September 30, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in the Company’s Form 10-K as filed with the SEC on April 1, 2024, management concluded the following material weaknesses existed and such material weaknesses were in the process of being remediated as of September 30, 2024:

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

We have continued our implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;

●	designing and implementing effective processes and controls over significant accounts and disclosure;

●	designing and maintaining effective controls to ensure appropriate accounting for complex technical arrangements, such as the Forward Purchase Agreement;

●	designing and implementing security management and change management controls over information technology systems, including adjusting user access levels and implementing external logging on activity and periodic review of such logs; and

●	reviewing candidate accounting advisory firms to assist with the documentation, evaluation, remediation and testing of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II –OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. We are not currently involved in any material legal proceedings outside the ordinary course of our business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery (the “Atlas Complaint”). The Atlas Complaint alleges that Atlas properly requested redemption of its shares of the Company’s Common Stock in connection with the Company’s business combination transaction and was prevented from redeeming such shares by the Company and the other defendants. Atlas seeks redemption of the shares of Common Stock in the amount of approximately $9.4 million, pre and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

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

 Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

During the fiscal quarter ended September 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

 Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-271920) filed on May 15, 2023).

2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Registration Statement on Form S-4/A, filed on September 1, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

3.3	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2023).

4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and American Stock Transfer & Trust Company, LLC, as warrant agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2021).

10.1*	Promissory Note, dated August 27, 2024, between Envoy Medical, Inc. and GAT Funding, LLC.

10.2*	Common Stock Purchase Warrant, dated August 27, 2024, between Envoy Medical, Inc. and GAT Funding, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income; (iii) Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Consolidated Statement of Cash Flows; and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Indicates management contract or compensatory plan or arrangement.
†	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III – SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Envoy Medical, Inc.

Date: November 14, 2024	By:	/s/ Brent T. Lucas
Brent T. Lucas
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2024	By:	/s/ David R. Wells
David R. Wells
Chief Financial Officer
(Principal Financial and Accounting officer)