Form 10-K
period 2024-12-31
Envoy Medical, Inc.
filed 2025-03-31
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s Class A common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the last sales price of such stock, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was June 30, 2024, was approximately $16.7 million. This calculation excludes shares of Class A common stock held by the registrant’s officers and directors and each person known by the registrant to beneficially own more than 5% of the registrant’s outstanding shares, as such persons may be deemed to be affiliates. This determination of affiliate status should not be deemed conclusive for any other purpose.

There were 21,326,619 shares of the registrant’s Class A common stock, par value $0.0001 per share, outstanding as of March 24, 2025.

DOCUMENTS INCORPORATED IN PART BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

ENVOY MEDICAL, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2024

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Acclaim CI” means the Acclaim® fully implantable cochlear implant;

●	“Anzu” means Anzu Special Acquisition Corp I, a Delaware corporation, which was renamed “Envoy Medical, Inc.” upon the closing of the Business Combination;

●	“Anzu Class A Common Stock” means Anzu’s Class A common stock, par value $0.0001 per share, prior to the closing of the Business Combination;

●	“Anzu Class B Common Stock” means Anzu’s Class B common stock, par value $0.0001 per share;

●	“Board” means the board of directors of the Company;

●	“Business Combination” means the merger and the other transactions contemplated by the Business Combination Agreement;

●	“Business Combination Agreement” means the Business Combination Agreement, dated as of April 17, 2023, as amended by Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, and Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu, Merger Sub and Legacy Envoy;

●	“Bylaws” means the amended and restated bylaws of the Company;

●	“Charter” means the second amended and restated certificate of incorporation of the Company;

●	“Class A Common Stock” means the Company’s Class A common stock, par value $0.0001 per share;

●	“Closing” means the closing of the Merger;

●	“Esteem FI-AMEI” means the Esteem® fully implanted active middle ear implant (FI-AMEI);

●	“Exchange Act” means the Securities Exchange Act of 1934, as amended;

●	“Forward Purchase Agreement” means the Forward Purchase Agreement, dated April 17, 2023, as amended by Amendment No. 1 to the Forward Purchase Agreement, dated as of May 25, 2023, and Amendment No. 2 to the Forward Purchase Agreement, dated as of September 28, 2023, by and among Anzu, Legacy Envoy and the Meteora FPA Parties;

●	“GAAP” means accounting principles generally accepted in the United States;

●	“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended;

●	“Legacy Envoy” means Envoy Medical Corporation, a Minnesota corporation, prior to the closing of the Business Combination;

●	“Legacy Envoy Common Stock” means Legacy Envoy’s common stock, par value $0.01 per share;

●	“Legacy Envoy Preferred Stock” means Legacy Envoy’s preferred stock, par value $0.01 per share;

●	“Merger Sub” means Envoy Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Anzu;

●	“Meteora FPA Parties” means Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, Meteora Select Trading Opportunities Master, LP and Meteora Strategic Capital, LLC;

●	“Nasdaq” means The Nasdaq Capital Market;

●	“Private Warrants” means warrants issued by Envoy Medical in 2024 in connection with debt financing transactions;

●	“Public Warrants” means warrants issued by Anzu as part of its initial public offering;

●	“Sarbanes-Oxley Act” means the Sarbanes-Oxley Act of 2002, as amended;

●	“SEC” means the Securities and Exchange Commission;

●	“Securities Act” means the Securities Act of 1933, as amended;

●	“Series A Preferred Stock” means the Company’s Series A convertible preferred stock, par value $0.0001 per share;

●	“Shortfall Warrants” means warrants issued to the Meteora FPA Parties for no additional consideration pursuant to the Forward Purchase Agreement;

●	“Sponsor” means Anzu SPAC GP I LLC, a Delaware limited liability company and an affiliate of certain of Anzu’s officers and directors;

●	“Subscription Agreement” means the subscription agreement, dated as of April 17, 2023, as amended by Amendment No. 1 to the Subscription Agreement, dated as of May 12, 2023, and Amendment No. 2 to the Subscription Agreement, dated as of August 23, 2023, by and between Anzu and the Sponsor; and

●	“Warrants” means the Public Warrants, Shortfall Warrants, and Private Warrants.

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

Summary Risk Factors

Our Company is subject to numerous risks described in Item 1A. Risk Factors and elsewhere in this Report. You should carefully consider these risks before making an investment. Some of these risks relating to our business objectives, our organization and structure and our securities include:

●	We are an early-stage company with a history of losses. We have not been profitable historically and may not be able to achieve profitability in the future.

●	We have generated limited revenue from product sales and may never be profitable.

●	If the Acclaim CI contains design or manufacturing defects, our business and financial results could be harmed.

●	We expect that we will need to raise substantial additional funding, which may not be available on acceptable terms, or at all. Failure to obtain funding on acceptable terms and on a timely basis may require us to curtail, delay or discontinue our product development efforts or other operations.

●	Raising additional capital would cause dilution to our existing stockholders and may adversely affect the rights of existing stockholders.

●	Failure of a key information technology system, process or site could have an adverse effect on our business.

●	We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the value of our stock.

●	Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

●	Clinical failure can occur at any stage of clinical development. Our clinical experience to date does not necessarily predict future results and may not have revealed certain potential limitations of the technology or potential complications from the Acclaim CI and may require further clinical validation. Any product version we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval.

●	The successful commercialization of the Acclaim CI, if it receives FDA approval, will depend in part on the extent to which governmental authorities and health insurers establish coverage, adequate reimbursement levels and favorable pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

●	We operate in a very competitive business environment, and if we are unable to compete successfully against our existing or potential competitors, our business, financial condition and results of operations may be adversely affected.

●	We expect to derive most of our revenues from sales of the Acclaim CI. Our inability to successfully commercialize this product, or any subsequent decline in demand for this product, could severely harm our ability to generate revenues.

v

●	If healthcare professionals do not recommend the Acclaim CI to their patients, the Acclaim CI may not achieve market acceptance and we may not become profitable.

●	We will be dependent upon contract manufacturing organizations and material suppliers, making us vulnerable to supply shortages and problems, increased costs and quality or compliance issues, any of which could harm our business.

●	Our business plan relies on certain assumptions about the market for our product; however, the size and expected growth of our addressable market has not been established with precision and may be smaller than we estimate, and even if the addressable market is as large as we estimate, we may not be able to capture market share.

●	We depend on third parties to manage our pre-clinical studies and clinical trials, perform related data collection and analysis, and to enroll patients for our clinical trials, and, as a result, we may face costs and delays that are beyond our control.

●	We are highly dependent on key members of our executive management team. Our inability to retain these individuals could impede our business plan and growth strategies, which could have a negative impact on our business and the value of your investment.

●	The market price of our Class A Common Stock and Public Warrants has been and may continue to be extremely volatile, which could cause purchasers of our securities to incur substantial losses.

●	While we will pay dividends on shares of Series A Preferred Stock pursuant to the Certificate of Designation, we do not intend to pay dividends on shares of Class A Common Stock for the foreseeable future.

●	We have been and in the future may become a defendant in one or more stockholder derivative, class-action and other litigation, and any such lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

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

Our first product, the Esteem Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), received FDA approval in 2010. The Esteem FI-AMEI remains the only FDA approved fully implanted active hearing device on the market. The Esteem FI-AMEI failed to gain commercial traction, primarily because the Centers for Medicaid and Medicare Services (“CMS”) classified it as a hearing aid and therefore not eligible for coverage. At an average total price (i.e., device and surgery) of over $25,000, very few individuals were willing or able to pay out-of-pocket for the Esteem FI-AMEI. We believe hearing aid classification is improper for the Esteem FI-AMEI and we continue to work towards having the Esteem FI-AMEI properly classified as a Fully Implanted Active Middle Ear Implant.

Despite the commercial challenges of the Esteem FI-AMEI, roughly 1,000 devices were implanted globally. Some devices were implanted in the early 2000s during clinical trials, providing us with nearly two decades of experience with its implantable sensor technology. Throughout our experience, our sensor technology proved a viable alternative to external or implanted microphones.

In late 2015, we made the decision to shift our focus from the Esteem FI-AMEI to a new product that would leverage our sensor technology and incorporate it into a cochlear implant. As a result, we have developed the investigational fully implanted Acclaim CI. We now believe we have the possibility to disrupt the cochlear implant market currently dominated by a small number of incumbents.

Business Combination

In September 2023, we completed the Business Combination pursuant to the Business Combination Agreement between Anzu and Legacy Envoy. As contemplated by the Business Combination Agreement: (a) each share of Legacy Envoy Preferred Stock issued and outstanding immediately prior to the Closing was converted into shares of Legacy Envoy Common Stock; (b) each share of Merger Sub Common Stock issued and outstanding immediately prior to the Closing was converted into and exchanged for one share of Legacy Envoy Common Stock; (c) each outstanding option to purchase shares of Legacy Envoy Common Stock outstanding as of immediately prior to the Closing was cancelled in exchange for nominal consideration; (d) each outstanding warrant to purchase shares of Legacy Envoy Common Stock outstanding as of immediately prior to the Closing automatically, depending on the applicable exercise price, was cancelled or exercised on a net exercise basis and converted into shares of Legacy Envoy Common Stock in accordance with its terms; (e) each outstanding Legacy Envoy convertible promissory note was automatically converted into shares of Legacy Envoy Common Stock in accordance with its terms; (f) each share of Legacy Envoy Common Stock issued and outstanding immediately prior to the Closing was cancelled and converted into the right to receive a number of shares of our Class A Common Stock equal to the Exchange Ratio; (g) the Sponsor forfeited 5,510,000 shares of Anzu Class B Common Stock and all 12,500,000 private warrants pursuant to the Sponsor Support Agreement; (h) the Sponsor exchanged 2,500,000 shares of Anzu Class B Common Stock for 2,500,000 shares of our Series A Preferred Stock; (i) an aggregate of 2,615,000 shares of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors automatically converted into our Class A Common Stock; (j) the Sponsor transferred an aggregate of 490,000 shares of our Class A Common Stock to the Legacy Forward Purchasers and the Extension Support Parties pursuant to the Side Letter Agreements and Extension Support Agreements, respectively; and (k) the Company issued an aggregate of 8,512 shares of Class A Common Stock to the Meteora FPA Parties pursuant to the Forward Purchase Agreement.

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

CAUTION: Investigational Device – Limited by Federal (or United States) Law to Investigational Use.

Acclaim CI - A Breakthrough Device

The fully implanted Acclaim CI received the Breakthrough Device Designation from the U.S. Food and Drug Administration (FDA) in 2019. However, the process of medical device development is inherently uncertain and there is no guarantee that this designation will accelerate the timeline for approval or make it more likely that the Acclaim CI will be approved.

Hearing loss is currently an irreversible and debilitating human condition. Significant hearing loss is correlated with increased anxiety, depression, social isolation, falls, and other costly health issues. An article published in the journal Acta Otorhinolaryngol Italica in June 2016 suggests that untreated or undertreated hearing loss correlates with earlier loss of cognitive function and poorer cardiovascular health.2 While some solutions for hearing loss already exist (e.g., hearing aids, traditional cochlear implants) these have inherent limitations in being fully or partially external, which may limit patients in initial time to adoption, hours of use during the day (inherent compliance restrictions), lifestyle, or quality of life.

We believe that the Acclaim CI will be able to offer hearing benefit over the patient’s baseline condition and may also offer other important advantages over alternative hearing loss treatments, such as:

●	Increased daily usage. We believe that the fully implanted nature of the Acclaim CI may facilitate an increase in daily usage over other types of cochlear implants because the device can be used 24-hours a day.

●	Hearing at night. Unlike other types of available cochlear implants, the Acclaim CI can be used at night. This capability may support audibility of alarms, sirens, telephones, and other people for an added sense of security while they sleep.

●	Hearing in and around water. Patients using the Acclaim CI will not need to worry about removing their device when showering, at the beach, or swimming laps. They will also not need to worry about damaging the device if caught in the rain.

●	Hearing in active situations. A patient using the Acclaim CI will not need to worry about the external processor falling off during exercise or other physical activities. The patient will not need to preemptively remove the device prior to engaging in these types of activities, thus retaining audibility of the surrounding environment.

[2]	Source: Fortunato S, et al.; A Review of New Insights on the Association Between Hearing Loss and Cognitive Decline in Ageing; Acta Otorhinolaryngologica Italica (Jun 2016), finding that increasing evidence has linked age related hearing loss to more rapid progression of cognitive decline and incidental dementia and that many aspects of daily living of elderly people have been associated to hearing abilities, showing that hearing loss affects the quality of life, social relationships, motor skills, psychological aspects and function and morphology in specific brain areas.

●	Lowered battery maintenance. Other cochlear implants require near-daily battery replacement or battery charging. In addition to the logistical hassle of worrying about keeping the batteries charged, this can be challenging for patients who have issues with dexterity or neuropathy, as the batteries and components are small and can be hard to handle. The Acclaim CI is designed with a battery contained within the implanted system components intended to be charged wirelessly through the skin. The Acclaim CI battery is expected to last for several days between charges and will not require the patient to use or handle small components like current cochlear implant systems do.

●	No need for backup or secondary processors. Many patients who have partially implanted cochlear implants with external hardware desire or need a backup processor. The backup processor provides the patient with a sense of security because they know if their primary processor is lost or damaged, they will be left without hearing for a period of time while they wait for a replacement. In addition, lost or damaged components can be expensive to replace, with the cost of replacement often not covered by insurance. The Acclaim CI processor is implanted and therefore not susceptible to damage, discomfort or issues associated with moisture, germs, dirt, or other external causes of loss or physical damage due to having an externally worn processor.

●	Use of equipment and accessories. The externally worn components of currently available cochlear implants can make wearing equipment or accessories difficult for existing cochlear implant patients. For example, wearing helmets, hats, headphones, stethoscopes, or other accessories can interfere with the placement of the external components and cause “coil offs” or prevent the patient from using the device altogether.

●	Earlier adoption of cochlear implant technology from reduced stigma. For many potential users of hearing instruments like hearing aids and cochlear implants, the perception of stigma associated with those technologies can prevent or delay the adoption of the technology. We believe that the Acclaim CI, with no externally worn components, may help reduce or perhaps even eliminate such stigma. We believe we can increase penetration rates for adult cochlear implants in the U.S.

●	Potential to significantly reduce overall costs while improving net healthcare outcomes. We believe a fully implanted cochlear implant could reduce cochlear implant costs over time by eliminating costly external components that are frequently replaced at the expense of the patient, the insurer, Medicare, or other third-party payor. There is also reason to believe that increasing compliance and use of cochlear implants, reducing time to adoption for candidates, and helping to support safety and security by providing the ability for true all-day hearing may improve the net healthcare outcome for society over time.

The Acclaim CI is implanted by a surgeon through a procedure that we believe will average around two and a half to three hours under general anesthesia. We expect that patients may experience mild to moderate discomfort after the procedure. A four to eight week waiting period is required before the Acclaim CI can be activated to allow the middle ear to heal and fluid from surgery to dissipate. It is expected that the Acclaim CI battery pack will be replaced every 8-12 years via a less invasive surgical procedure that only replaces the Acclaim CI battery pack in the pectoral region (i.e., the whole system does not need to be replaced, just the Acclaim CI battery pack).

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

In addition, many estimates from published literature and industry sources were made prior to changing candidacy within the cochlear implant market. Two major shifts in clinical candidacy have likely increased the market sizes: (a) the CMS has expanded coverage from 40% word recognition scores to 60% word recognition scores and (b) there is more acceptance of treating single sided deafness with a cochlear implant.

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

Cochlear Ltd. (ASX: COH) is the leading cochlear implant device manufacturer with approximately 60% of global market share and a market capitalization of approximately $12 billion (US Dollars) as of December 31, 2024.

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

If we are able to obtain regulatory approval of the Acclaim CI, we believe physicians and patients may be receptive to it being a fully implanted cochlear implant. However, based on our lack of history in the market, we will need to make material investments in patient advertising, provider education and training, distribution capabilities, and physician strategic relationships to capitalize on such advantages and gain market share. We will be unable to begin investing in these areas until we obtain FDA approval.

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

We believe that the trend over the next decade will be a continuation of the focus on usability, connectivity, lifestyle, and miniaturization. Artificial Intelligence and Machine Learning may also come into play as those technologies evolve. As cochlear implants become more accepted as a therapy for individuals with moderate to profound sensorineural hearing loss, manufacturers will pay attention to ways of making patients interested in their device over a similarly performing competing device.

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

Timeline to Commercialization of Acclaim CI

In the United States, before we can market a new Class III medical device, which the Acclaim CI is, we must first receive FDA approval via the premarket application (“PMA”) approval process. We currently anticipate obtaining FDA approval in late 2027 or early 2028, although the process of obtaining FDA approval is uncertain, and we may not obtain approval on that timeline or at all.

A large component of our PMA will be a successful pivotal clinical study. In order to begin a pivotal clinical study, you must have an Investigational Device Designation (“IDE”) approved by the FDA. We received approval for our IDE on October 31, 2024. However, FDA approved our IDE based on a staged clinical study that will require approval from the FDA to move from the first stage to the second stage.

The objective of this pivotal clinical study is to demonstrate the safety and efficacy of the fully implanted Acclaim cochlear implant for the treatment of severe to profound sensorineural hearing loss and is designed as a prospective, multicenter, non-randomized, open label clinical trial to evaluate the safety and efficacy of the Acclaim CI. The pivotal clinical study protocol currently requires 56 total patients enrolled and followed for 12 months. The first stage will have 10 patients enrolled. We will then provide a summary of effectiveness outcomes for these 10 patients to the FDA and request approval from the FDA to proceed to the second stage to implant the remaining 46 patients. There is no guarantee that the FDA will approve expansion to the second stage or that eventual PMA approval will be obtained.

The pivotal clinical study has a primary efficacy endpoint, a safety endpoint, many secondary endpoints and a couple of exploratory endpoints. The primary efficacy endpoint will compare speech perception (CNC words) from baseline to twelve-month follow-up and the safety endpoint will characterize incidence and frequency of adverse events. The total pivotal clinical study duration is estimated to be approximately two and a half years. There is no guarantee that we will meet any of the safety, efficacy, secondary, or exploratory endpoints or that the clinical study will proceed to the second stage or enroll all patients.

Once the pivotal study is completed, the data will be analyzed and sent to the FDA with the PMA submission. The FDA review may take 6-12 months depending on what comes up during the review and if the FDA review team recommends the device for a Panel Track review. There is no guarantee that PMA approval will be obtained.

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

We believe that the initial results of the EFS were promising. A few device shortcomings have been identified and are in process of being addressed or appropriately mitigated. The primary concern is a signal to noise issue that subjects identify as a gurgling or sizzling background noise. Mitigation and resolution strategies have been implemented and further work is ongoing. We believe we have identified strategies to improve the signal to noise ratio. We have tested and implemented some of these strategies in EFS patients and they have shown improvement. We will not know the extent of signal to noise improvement of these strategies until they have been developed, tested, implemented and implanted into patients with a new or improved device.

The EFS patients have been implanted for over two years. They all have made it passed their 24 month follow-up appointments. They all use their devices daily. There have been reported adverse events, but no serious or unanticipated device effects.

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

The surgical professionals believed to be best suited to implant the Acclaim CI are otologists and neurotologists (i.e., sub-specialties of otolaryngologists). This community is relatively small compared to other specialties, with only a few hundred active professionals in the United States. We anticipate carefully selecting roughly 30 sites to be trained and ready to implant upon commercialization. These 30 sites are expected to be spread throughout the country and focus on quality of surgical care and capacity to serve a sufficient number of qualified patients. Following the initial 30 sites, we intend to add additional sites every year until there are roughly 120-150 sites actively implanting the Acclaim CI. However, this strategy will require significant investments in the development of our management team, corporate infrastructure, and manufacturing capabilities, as well as expansion of our sales, distribution, and training network. We do not anticipate offering the Acclaim CI at every cochlear implant center.

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

Esteem FI-AMEI - a potentially viable product with reimbursement

The Esteem FI-AMEI is a unique technology that could serve a niche segment of the hearing market. FDA-approved since 2010, the Esteem FI-AMEI suffered from a lack of reimbursement due to categorization as a hearing aid. We believe that this categorization is inaccurate as, unlike a hearing aid which is essentially an externally worn microphone and speaker simply making sounds louder, the Esteem FI-AMEI is fully implanted and replaces the function of the middle ear. Although efforts to change that categorization have been unsuccessful to date, two bipartisan Congressional bills, both titled the Hearing Device Coverage Clarification Act were introduced in the House and the Senate in the 118th Congress. It is anticipated, although not guaranteed, that the bills will be reintroduced into the 119th Congress.

These bills seek to clarify that fully implanted active middle ear hearing devices (FI-AMEIs) are prosthetics and not subject to the current Medicare hearing aid coverage exclusion. If these bills are successful in clarifying that FI-AMEIs are eligible for coverage and a change does happen to reimbursement policy for fully implanted active middle ear implants, the Esteem FI-AMEI is an existing FDA approved product ready to capitalize on such a change.

Existing Esteem FI-AMEI patients and professionals who work with those patients will continue to be supported. It is not only important for the market to know our strategy for supporting patients for life, but it is the right thing to do for the patients.

New implantations of the Esteem FI-AMEI are not expected to be more than a few per year until, and if, the reimbursement policy changes. Absent a change in reimbursement policy, there only will be nominal revenue from replacement of the sound processor / battery assembly (the “Battery”) for existing patients who need a new Battery.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of March 10, 2025, we had rights to 35 issued U.S. patents, which are estimated to expire between 2025 and 2043 assuming all required fees are paid, 13 pending U.S. patent applications, 33 issued foreign patents and 32 pending foreign and international patent applications. Our patents cover, among other things, aspects of our current Acclaim CI system and future product concepts. Some of the pending foreign and international patent applications preserve an opportunity to pursue patent rights in multiple countries.

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

Material Patents

As of March 10, 2025, our material patents, their jurisdiction, patent number, and expiration date are listed in the tables below:

Jurisdiction	Patent No.	Expiration Date	Title
U.S.	7297101	01/17/2026	Method and apparatus for minimally invasive placement of sensing and driver assemblies to improve hearing loss
U.S.	9782600	05/17/2033	Self-regulating transcutaneous energy transfer
U.S.	7524278	08/15/2025	Hearing aid system and transducer with hermetically sealed housing
U.S.	9497555	01/30/2035	Implantable middle ear transducer having improved frequency response
U.S.	10129660	10/27/2028	Implantable middle ear transducer having improved frequency response
U.S.	9036824	12/30/2033	Transducer impedance measurement for hearing aid
U.S.	9521493	05/03/2032	Transducer impedance measurement for hearing aid
U.S.	9682226	12/06/2033	Electronic lead connection and related devices
U.S.	10549090	10/20/2037	Communication system and methods for fully implantable modular cochlear implant system
U.S.	10646709	04/09/2038	Fully implantable modular cochlear implant system
U.S.	10569079	09/04/2037	Communication system and methods for fully implantable modular cochlear implant system
U.S.	10743812	03/25/2035	Implantable middle ear diagnostic transducer
U.S.	11260220	02/28/2040	Implantable cochlear system with integrated components and lead characterization
U.S.	11266831	06/13/2040	Implantable cochlear system with integrated components and lead characterization
U.S.	9525949	03/16/2034	Implantable middle ear transducer having diagnostic detection sensor

Jurisdiction	Patent No.	Expiration Date	Title
U.S.	11051116	10/11/2032	Implantable middle ear transducer having diagnostic detection sensor
U.S.	11471689	04/14/2041	Cochlear implant stimulation calibration
U.S.	11564046	07/17/2041	Programming of cochlear implant accessories
U.S.	9313590	03/13/2033	Hearing aid amplifier having feed forward bias control based on signal amplitude and frequency for reduced power consumption
U.S.	9635478	03/09/2034	Coulomb counter and battery management for hearing aid
U.S.	11672970	02/21/2040	Implantable cochlear system with integrated components and lead characterization
U.S.	11697019	12/02/2040	Combination hearing aid and cochlear implant system
U.S.	11711658	10/11/2032	Implantable middle ear transducer having diagnostic detection sensor
EP	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
DE	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
DK	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
AT	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
GB	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
BE	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
FR	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
IT	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
SE	3500337	08/17/2037	Implantable modular cochlear implant system with communication system and network
MX	421017	2/21/20240	Implantable cochlear system with integrated components and lead characterization
EP	3927420	2/21/2040	Implantable cochlear system with integrated components and lead characterization
UP	3927420	2/21/2040	Implantable cochlear system with integrated components and lead characterization
GB	3927420	2/21/2040	Implantable cochlear system with integrated components and lead characterization
U.S.	11633591	8/3/2041	Combination implant system with removable earplug sensor and implanted battery
U.S.	11806531	4/11/2041	Implantable cochlear system with inner ear sensor
U.S.	11839765	1/23/2042	Cochlear implant system with integrated signal analysis functionality
U.S.	11865339	6/22/2042	Cochlear implant system with electrode impedance diagnostics
EP	3858425	08/17/2037	Implantable Modular Cochlear Implant System with Communication System and Network
GB	3858425	08/17/2037	Implantable Modular Cochlear Implant System with Communication System and Network
UP	3858425	08/17/2037	Implantable Modular Cochlear Implant System with Communication System and Network
U.S.	12090318	02/21/2040	Implantable Cochlear System with Integrated Components and Lead Characterization
U.S.	12233256	10/09/2040	Implantable Cochlear System with Integrated Components and Lead Characterization

Jurisdiction	Patent No.	Expiration Date	Title
HK	HK40066136	02/21/2040	Implantable Cochlear System with Integrated Components and Lead Characterization
JP	7598401	02/21/2040	Implantable Cochlear System with Integrated Components and Lead Characterization
JP	7597846	02/21/2040	Implantable Cochlear System with Integrated Components and Lead Characterization
JP	7598327	02/21/2040	Implantable Cochlear System with Integrated Components and Lead Characterization
U.S.	12081061	02/07/2043	Recharge System For Implantable Battery
U.S.	12214195	12/02/2040	Implantable Cochlear System with Inner Ear Sensor
EP	4204071	08/27/2041	Programming Of Cochlear Implant Accessories
GB	4204071	08/27/2041	Programming Of Cochlear Implant Accessories
HK	HK40097814	08/27/2041	Programming Of Cochlear Implant Accessories
UP	4204071	08/27/2041	Programming Of Cochlear Implant Accessories
U.S.	12151102	12/02/2040	Combination Hearing Aid and Cochlear Implant System
EP	4255554	11/24/2041	Combination Hearing Aid and Cochlear Implant System
GB	4255554	11/24/2041	Combination Hearing Aid and Cochlear Implant System
UP	4255554	11/24/2041	Combination Hearing Aid and Cochlear Implant System
EP	4255555	11/24/2041	Cochlear Implant Stimulation Calibration
GB	4255555	11/24/2041	Cochlear Implant Stimulation Calibration
UP	4255555	11/24/2041	Cochlear Implant Stimulation Calibration
EP	4319866	04/01/2042	Cochlear Implant System with Electrode Impedance Diagnostics
GB	4319866	04/01/2042	Cochlear Implant System with Electrode Impedance Diagnostics
UP	4319866	04/01/2042	Cochlear Implant System with Electrode Impedance Diagnostics

Trademarks

As of February 28, 2025, we had trademark registrations, covering “Acclaim”, “Envoy”, “Envoy Medical”, “EnvoyCEM”, “Esteem”, “Invisible Hearing”, and “MEDCEM.” Our U.S. trademarks have registration dates between 2002 and 2021 and have upcoming renewal dates between 2027 and 2033. All of our trademarks are in current use, and we expect that they will remain in use for the foreseeable future. We also have pending trademark applications covering “Nature’s Microphone” and “Naturemic” with application dates in 2024 for use in 2025.

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

Government Regulation

The FDA’s policies may change and additional government laws and regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, that could limit the marketability of our product candidates, or that could impose additional regulatory obligations on us. For example, the current administration may implement new or revised laws, regulatory requirements, and associated compliance obligations, as well as postponed or frozen regulatory requirements. Changes in medical practice and standard of care may also impact the marketability of our product candidates. If we are slow or unable to adapt to changes in existing requirements, standards of care, or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and be subject to regulatory enforcement action.

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

Facilities

Our principal office is located at 4875 White Bear Lake, Minnesota, where we lease approximately 11,540 square feet of office space. We lease this space under a lease that terminates on December 31, 2030. We believe that our existing facility is sufficient to meet our needs for the foreseeable future.

We also lease 1,100 square feet of office space in Ausbach, Germany pursuant to a lease that automatically renews each year for a successive one year period, unless the we notify the landlord six (6) months prior to the annual renewal. This lease renewed automatically on January 1, 2024 and again on January 1, 2025.

Employees and Human Capital

As of December 31, 2024, we had approximately 42 employees. A significant number of our employees have a technical background and hold advanced engineering or scientific degrees. We view our investment in human capital to be crucial to our success, and we are committed to ensuring a culture in which employees feel they are part of achieving a common goal.

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

We have a limited operating history upon which you can evaluate our business and prospects. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the medical device industry. To date, we have not generated any revenue from the sale of the Acclaim CI. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. We have incurred losses in each year since our inception, including net losses of approximately $20.8 million and $29.9 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, we had an accumulated deficit of approximately $284.7 million and $257.3 million, respectively. Substantially all of our operating losses in such years resulted from costs incurred in connection with the development of the Acclaim CI and from general and administrative costs associated with our operations.

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

To date, we have completed initial patient implants of the Acclaim CI as part of our early feasibility study, and we received approval from the FDA to begin our pivotal trial, which we began in the first quarter of 2025. As the Acclaim CI has no history of commercial operation, we have a limited frame of reference from which to evaluate its long-term performance. There can be no assurance that we will be able to detect and fix any defects in the Acclaim CI in time to maintain our FDA trial schedule. Once we have commenced with implantation in additional patients, we may discover latent defects in design, manufacture or construction that may cause our systems not to perform as expected or to cause side effects. The Acclaim CI also requires software to operate, which may need to be modified and updated over time.

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

Raising additional capital would cause dilution to our existing stockholders, which may adversely affect the rights of existing stockholders.

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

We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security, and other processes necessary to manage our business. Our information technology systems and those of our third-party service providers, vendors, strategic partners and other contractors or consultants are vulnerable to damage or interruption from computer viruses and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyberattacks, phishing attacks and other social engineering schemes, malicious code, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. As a result of the COVID-19 pandemic, we and our third-party service providers and partners may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Although we have implemented cybersecurity protections to safeguard our data, including our patient and subject data, we can provide no assurances that these protections will prevent all cybersecurity breaches. We primarily use common off-the-shelf software systems, such as Microsoft 365, which receive frequent security updates from the software providers. We also utilize a third-party vendor to maintain our IT system networks, and as a result of limited internal IT resources, we are only able to perform limited due diligence on our third-party IT vendors. We receive periodic security monitoring from our cybersecurity insurance provider.

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

As we have begun producing additional units of our Acclaim CI for the clinical trial process, we are exposed to the risk of supply chain disruptions from events such as tariffs and trade wars, the ongoing war in Ukraine and the military conflict in Israel and Gaza, and other global, national, regional, and local events that cannot yet be predicted. Our supply chain risk will be increased if we are able to obtain FDA approval for the Acclaim CI and begin commercial scale production. Supply constraints resulting from such events may also cause or exacerbate inflation. If such events prevent us from obtaining necessary components for production of Acclaim CI devices, or substantially raise the prices for such components, we may be delayed in the FDA trial process, or we may be unable to produce sufficient Acclaim CI devices to meet demand, which would materially and adversely affect our results of operations and financial condition.

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

In connection with the preparation and audit of our consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022, material weaknesses were identified in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified:

●	We do not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements.

●	Our management does not implement a formal risk assessment that addresses risks relevant to financial reporting objectives, including cybersecurity and fraud risks.

●	We have not designed, documented and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation, posting, modification and review of journal entries, and the accounting treatment of complex transactions, including fair value measurement under GAAP.

●	We have not designed and maintained effective controls over certain information technology general controls for information systems that are relevant to the preparation of our consolidated financial statements, including ineffective controls around user access and segregation of duties.

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

We have begun implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;

●	designing and implementing effective processes and controls over significant accounts and disclosure;

●	designing and implementing security management and change management controls over information technology systems, including adjusting user access levels and implementing external logging of activity and periodic review of such logs; and

●	engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in “Internal Control — Integrated Framework’’ issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

As described in our accompanying financial statements, our audited financial statements as of December 31, 2024 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products. This continues to raise substantial doubt about our ability to continue as a going concern.

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

The FDA trial process is uncertain. Clinical failure can occur at any stage of clinical development. Our clinical experience to date does not necessarily predict future results and may not have revealed certain potential limitations of the technology or potential complications from the Acclaim CI and may require further clinical validation. Any product version we advance through clinical trials may not have favorable results in later clinical trials or receive regulatory approval. We cannot predict the timing of clinical trial results, availability of regulatory personnel, or delays, constraints or outcomes of any regulatory submissions or approvals.

Clinical failure can occur at any stage of clinical development. We have received approval from the FDA to begin our pivotal trial, which we began in the first quarter of 2025. As we have limited clinical experience, our ability to identify potential problems and/or inefficiencies concerning current and future versions of the Acclaim CI in advance of its use in general and expanded groups of patients may be limited, and we cannot assure you that actual clinical performances will be satisfactory to support proposed indications and regulatory approvals and clinical acceptance and adoption, or that its use will not result in unanticipated complications. If the results of our feasibility study are not satisfactory, our U.S. pivotal study could be delayed or may not occur. Furthermore, there can be no assurance that the implementation of our plan will be successful. In addition, the results of our clinical trials are subject to human analyses and interpretation of the data accumulated, which could be affected by various errors due to, among other factors, lack of sufficient clinical experience with the Acclaim CI, assumptions used in the statistical analysis of results, interpretation errors in the analysis of the clinical trials results, or uncertainty in the actual efficacy of the Acclaim CI in its current clinical stage. Therefore, the safety and efficacy of the Acclaim CI and the clinical results to date will require further independent professional validation and clinical study. If the Acclaim CI does not function as expected over time, we may not be able to develop the Acclaim CI at the rate or to the stage we desire, we could be subject to liability claims, our reputation may be harmed, the Acclaim CI may not achieve regulatory clearances, and the Acclaim CI may not be widely adopted by healthcare providers and patients. If the Acclaim CI is not widely adopted, our business, financial condition, and results of operations will be materially and adversely affected.

The FDA’s policies may change, and additional government laws, regulations, and policies may be enacted that could prevent, limit, or delay regulatory approval of our product candidates, limit the marketability of our product candidates, or impose additional regulatory obligations on us. The current U.S. presidential administration has proposed significant changes to the structure, operations, and staffing of the federal regulatory agencies, including the FDA. Although the proposals are for more efficient review and less regulation, it is possible that reductions and turnover in staffing, reductions in funding, changes to policy and procedure, and general uncertainty regarding the status of agencies, their staff, and their funding will cause delays in clinical trials for the Acclaim CI or result in the Acclaim CI not receiving FDA approval for commercialization. Any such delays will cause us significant expense by extending our time to commercialization if FDA approval is obtained, if we are able to obtain it at all.

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

At any time, these competitors and other potential market entrants may develop new products, procedures or treatment alternatives that could render our products obsolete or uncompetitive. In addition, one or more of such competitors may gain a market advantage by developing and patenting competitive products, procedures or treatment alternatives earlier than we can, obtaining regulatory clearances or approvals more rapidly than we can or selling competitive products at prices lower than ours. If medical research were to lead to the discovery of alternative therapies or technologies that better treat or cure hearing loss, our profitability could suffer through a reduction in sales or a loss in market share to a competitor. Many of our current and potential competitors have substantially greater sales and financial resources than we do. These competitors may also have more established distribution networks, a broader offering of products, entrenched relationships with physicians and distributors or greater experience in launching, marketing, distributing and selling products or treatment alternatives. Similarly, we cannot currently anticipate whether or how artificial intelligence may cause significant change in our industry, but our competitors will likely have greater resources than us to implement proprietary artificial intelligence solutions in their businesses, which may give them significant competitive advantages.

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

However, we expect that we will need to significantly increase our production rates to meet the supply of Acclaim CI devices needed for our clinical trials and, if the Acclaim CI obtains FDA approval, for eventual commercialization, which we are targeting to obtain in late 2027/early 2028. We also expect that some of the critical materials and components used in manufacturing the Acclaim CI may be sourced from single suppliers, which may expose us to greater risks as we increase production of Acclaim CI devices than if our supplier base were more diversified. For example, our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs, and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our increased requirements. An interruption in the supply of a key component could significantly delay our production of the Acclaim CI or increase our production costs.

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

We rely upon third-party vendors, including Contract Research Organization (“CROs”), to monitor and manage data for our ongoing clinical trial. We also rely on CROs for execution of our clinical trial. Although we control only certain aspects of their activities, we are and will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the vendors and CROs does not relieve us of our regulatory responsibilities. We and our CROs and other vendors are required to comply with good clinical practice (“GCP”), cGMP, the Helsinki Declaration, the International Conference on Harmonization Guideline for Good Clinical Practice, applicable European Commission Directives on Clinical Trials, laws and regulations applicable to clinical trials conducted in other territories, and good laboratory practices, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the EEA, and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these regulations through periodic inspections of study sponsors, principal investigators, study sites and other contractors. If we or any of our CROs or vendors fail to comply with applicable regulations, including GCP and cGMP regulations, the clinical data generated in our clinical studies may be deemed unreliable and the FDA, European Medicines Agency (“EMA”), or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

As of March 24, 2025, Mr. Taylor, a member of the Board, holds approximately 48.2% of the currently outstanding shares of Class A Common Stock and approximately 24.2% of the outstanding shares of our Series A Preferred Stock. As a result of these holdings, Mr. Taylor has the ability to exert significant influence over matters submitted to a vote of our shareholders. Mr. Lucas, a member of the Board and the Chief Executive Officer, has interest in continued employment with the Company that is different from other holders of Class A Common Stock.

For additional information regarding related party transactions and potential conflicts of interest, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our management team has limited experience managing a public company.

The members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies in the United States. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, results of operations and prospects.

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

As of March 10, 2025, we had rights to 35 issued U.S. patents, which are estimated to expire between 2025 and 2043 assuming all required fees are paid, 13 pending U.S. patent applications, 33 issued foreign patents and 32 pending foreign and international patent applications. We cannot assure you that our intellectual property position will not be challenged or that all patents for which we have applied will be granted. The validity and breadth of claims in patents involve complex legal and factual questions and, therefore, may be highly uncertain. Uncertainties and risks that we face include the following:

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

Many of our employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees, consultants and contractors may have executed proprietary rights, non-disclosure and non-competition agreements in connection with such previous employment. Although we try to ensure that our employees and consultants do not use the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may be subject to claims that we or these individuals have, inadvertently or otherwise, misappropriated the intellectual property or disclosed the alleged trade secrets or other proprietary information of these former employers, competitors or other third parties. Additionally, we may be subject to claims from third parties challenging our ownership interest in or inventorship of intellectual property we regard as our own, for example, based on claims that our agreements with employees or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions to another employer, to a former employer, or to another person or entity. Litigation may be necessary to defend against claims, and it may be necessary or we may desire to enter into a license to settle any such claim; however, there can be no assurance that we would be able to obtain a license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from using technologies, features or other intellectual property that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers, competitors or third parties. An inability to incorporate technologies, features or other intellectual property that are important or essential to our products could have a material adverse effect on our business and competitive position and may prevent us from selling our products. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with independent sales representatives. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could materially and adversely affect our business, financial condition, operating results, cash flows and prospects.

Risks Relating to Our Organization and Structure

Our Charter provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, the (i) Court of Chancery of the State of Delaware (the “Court of Chancery”) shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to us or our stockholders, (c) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law, our Bylaws or our Charter (as either may be amended from time to time), and (d) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine; and (ii) subject to the foregoing, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, and may potentially increase costs for investors to bring such a claim, both of which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

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

We will receive up to an aggregate of approximately $206.9 million from the exercise of our outstanding Warrants, assuming the exercise in full of all of the Warrants for cash. However, we will only receive proceeds to the extent holders of Warrants elect to exercise. We can provide no assurances as to the amount of proceeds we will receive from the exercise of Warrants or whether we will receive any proceeds. As of the date of March 10, 2025, nearly all of our Warrants are “out of the money,” which means that the trading price of the shares of Class A Common Stock underlying the Public Warrants, which was $1.33 on March 10, 2025 is below the $11.50 exercise price of the Public Warrants, the $2.00 exercise price of the lowest exercise price of the Shortfall Warrants, and the 1,500,000 Private Warrants with exercise prices of $3.04, $2.25, and $2.97. We have 500,000 outstanding Private Warrants with an exercise price of $1.24 per share, which are in the money. For so long as Warrants remain “out of the money,” we do not expect warrant holders to exercise their Warrants and, therefore, we do not expect to receive cash proceeds from any such exercise. We will have broad discretion in the use of any proceeds received from the exercise of Warrants. Delays in investing the net proceeds from the exercise of Warrants may impair our performance. We cannot assure you that we will be able to identify uses of proceeds that meet our investment objectives or that any investment that we make will produce a positive return. We may be unable to invest the net proceeds from the exercise of Warrants on acceptable terms within the time period that we anticipate or at all, which could harm our financial condition and operating results. Moreover, we will have significant flexibility in investing the net proceeds from the exercise of Warrants and may use the net proceeds from the exercise of Warrants in ways with which investors may not agree.

The sale of substantial amounts of our securities in the public market by our existing securityholders (including the shares of Class A Common Stock issuable upon exercise of the Warrants and conversion of the Series A Preferred Stock), or the perception that such sales may occur, may cause the market price of our securities to decline significantly.

We have registered the issuance of shares of Class A Common Stock representing approximately 102.9% of the total shares of Class A Common Stock outstanding as of the date of this Report (assuming that all Warrants are exercised and all outstanding shares of Series A Preferred Stock are converted into Class A Common Stock). In addition, we have registered the resale of Class A Common Stock representing 62.9% of the total shares of Class A Common Stock outstanding as of the date of this Report (assuming that no Public Warrants are exercised, all Shortfall Warrants are exercised and all outstanding shares of Series A Preferred Stock are converted into Class A Common Stock). Further, the shares of Class A Common Stock that we have registered for resale represent a significant percentage of our outstanding Class A Common Stock, including 11,159,614 shares of Class A Common Stock beneficially owned by Glen A. Taylor, which represent 52.3% of our outstanding Class A Common Stock (assuming that no Public Warrants, Shortfall Warrants, or Private Warrants are exercised and all shares of Series A Preferred Stock beneficially owned by Mr. Taylor are converted into Class A Common Stock.

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

The market prices and trading volume of our shares of Class A Common Stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our Class A Common Stock and Public Warrants to incur substantial losses. Since the closing of the Business Combination, our Class A Common Stock has traded as low as $1.21 and as high as $9.60 as of March 10, 2025. In addition, the volume of trading of our Class A Common Stock has been inconsistent. For example, on October 21, 2024 our Class A Common Stock had trading volume of 2,670 shares and on November 1, 2024 our Class A Common Stock had trading volume of 11,770,940 shares. Our Public Warrants have not traded in tandem with our Class A Common Stock, and since the closing of the Business Combination, have traded within a range of $0.025 to $0.24 as of March 10, 2025.

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

The exercise price for the Public Warrants is $11.50 per share of Class A Common Stock, which exceeds the market price of the shares of Class A Common Stock, which was $1.44 per share based on the closing price of the Class A Common Stock on March 24, 2025. There is no guarantee that the Public Warrants will be in the money at any given time prior to their expiration. Pursuant to the terms of Warrant Agreement, the Public Warrants will expire on September 29, 2028, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. If the trading price of Class A Common Stock declines, the Public Warrants may expire worthless. If all of the Public Warrants were exercised in full for cash, we would receive an aggregate of approximately $162.9 million. We do not expect the holders of the Public Warrants to exercise their Public Warrants and therefore, we do not expect to receive cash proceeds from any such exercise, for so long as the Public Warrants remain out of the money. We can provide no assurances that the trading price of our Class A Common Stock will remain at levels where it would be attractive to exercise our outstanding Public Warrants until the time that such Public Warrants become exercisable.

We may redeem unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders of such Public Warrants, thereby making such Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. Shares of our Class A Common Stock have never traded above $18.00 per share. If and when such Public Warrants become redeemable by us, we may not exercise our redemption rights if the issuance of shares of Class A Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered by Anzu. Redemption of the outstanding Public Warrants could force the holders of such Public Warrants (i) to exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for such holder to do so, (ii) to sell the Public Warrants at the then-current market price when you might otherwise wish to hold the Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

Risk Management and Strategy

We have certain processes for the identification, assessment, and mitigation of cybersecurity risks which are incorporated into our overall risk management processes in coordination with our information technology function, which we rely on a third-party vendor who is associated with a Related Party to provide. Such processes include physical, procedural, and technical safeguards and routine review of our policies and procedures to identify risks and improve our practices. We use technology-based tools to mitigate cybersecurity risks and to bolster our employee-based cybersecurity programs. We consider the cybersecurity practices of our third-party service providers, including through a general security assessment and contractual requirements, as appropriate, before engaging them in order to help protect us from any related vulnerabilities.

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

ITEM 2. Properties

Our principal office is located at 4875 White Bear Lake, Minnesota, where we lease approximately 11,540 square feet of office space. We lease this space under a lease that terminates on December 31, 2030. We believe that our existing facility is sufficient to meet our needs for the foreseeable future.

We also lease 1,100 square feet of office space in Ausbach, Germany pursuant to a lease that automatically renews each year for a successive one year period, unless the we notify the landlord six (6) months prior to the annual renewal. This lease renewed automatically on January 1, 2024 and again on January 1, 2025.

ITEM 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. Except as described below, we are not currently involved in any material legal proceedings outside the ordinary course of our business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery. Atlas alleges that it was not allowed to redeem its shares of the Company’s Common Stock and that Defendants acted to prevent Atlas’s attempt to redeem its shares. Defendants assert that Atlas did not comply with the requirements for redeeming shares set forth in the Company’s organizational documents. Atlas asserts damages in the amount of approximately $9.4 million, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Market Information

Our Class A Common Stock and Public Warrants are listed on Nasdaq under the symbols “COCH” and “COCHW,” respectively.

As of March 10, 2025, there were 397 holders of record of Class A Common Stock and one holder of record of Public Warrants. However, because many of the shares of Class A Common Stock and Public Warrants are held by brokers and other institutions on behalf of stockholders, we believe there are substantially more beneficial holders of Class A Common Stock and Public Warrants than record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding the equity compensation plans of the Company is set forth in Item 11. Executive Compensation, which is incorporated by reference to our Definitive Proxy Statement.

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Public Offering

During the year ended December 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of our equity securities during the three months ended December 31, 2024.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes included elsewhere in this Report, and other filings with the SEC. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Envoy Medical Corporation and (ii) after the Closing Date, to Envoy Medical, Inc. The following discussion contains forward-looking statements based upon Envoy Medical’s current expectations that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the section of this Report titled “Risk Factors” and/or elsewhere in this Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview

We are a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Our technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. Founded in 1995, our vision is to create fully implanted hearing devices that leverage the natural ear - not an artificial microphone - to pick up sound. In recent years, we have focused almost exclusively on developing the fully implanted Acclaim® cochlear implant (the “Acclaim CI”), our lead product candidate.

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

Our first product, the Esteem ® Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), received FDA approval in 2010. The Esteem FI-AMEI is a fully implanted active middle ear hearing device and remains the only FDA approved fully implanted hearing device in the US market. Unfortunately, the Esteem FI-AMEI failed to gain commercial traction, primarily due to a lack of reimbursement or insurance coverage from third-party payors.

Despite the commercial challenges, approximately 1,000 Esteem FI-AMEI devices were implanted. Some devices were implanted in the early 2000s during clinical trials, providing Envoy Medical with over two decades of experience with our implantable sensor technology. Throughout our experience, our sensor technology proved a viable alternative and robust option to external or implanted microphones.

In late 2015, we made the decision to shift our focus from the Esteem FI-AMEI to a new product that would leverage our sensor technology and incorporate it into a cochlear implant. As a result, we now have the Acclaim CI, a fully implanted cochlear implant. We believe that Acclaim CI gives us the opportunity to disrupt the existing cochlear implant market. The cochlear implant market is one that already has established market acceptance and reimbursement pathways. In the United States, before we can market a new Class III medical device, like the Acclaim CI, we must first receive FDA approval via the premarket application approval process.

In October 2024, we received FDA approval of our application for an Investigational Device Exemption (“IDE”) for the Acclaim CI. The IDE application was approved for a staged clinical trial, which we began in the first quarter of 2025. The staged trial will allow 10 participants to be implanted before expanding the study to the full cohort. Institutional Site’s Investigational Review Board (“IRB”) approvals are needed before participants can be enrolled and implants can begin. IRB approvals can take several months. At the end of the study, a Premarket Approval (“PMA”) application will be submitted to the FDA. It is likely that a panel review will be requested by the FDA due to the novel nature of the Acclaim CI. As a result, we currently anticipate obtaining the FDA’s decision on our PMA in 2027. The FDA approval process is uncertain, and we cannot predict the effects that changes to federal regulatory staffing, funding, and policies and procedures will have on the timeline and ultimate FDA approval decision. As a result, we cannot guarantee that we will receive FDA approval on that timeline, or at all.

We had a net loss of $20.8 million and $29.9 million for the years ended December 31, 2024 and December 31, 2023, respectively, and had an accumulated deficit of $284.7 million and $257.3 million as of December 31, 2024 and December 31, 2023, respectively. We have funded our operations to date primarily through the issuance of equity securities, term debt and convertible debt and in September 2023, we received $11.7 million proceeds from the Business Combination (see Note 1, “Nature of the Business and Basis of Presentation” of the accompanying consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Report). We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, sales and marketing expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

We expect that our financial performance may fluctuate significantly from quarter-to-quarter and year-to-year due to the development status of our Acclaim CI product and our efforts to obtain regulatory approval and commercialize the Acclaim CI product.

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

Macroeconomic Conditions

Our business and financial performance are impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russia and Ukraine, the Middle East conflict, supply chain constraints, tariffs and trade wars, market uncertainty, volatility in exchange rates, inflationary trends, interest rates, and evolving dynamics in the global trade environment have impacted our business, financial performance, and our ability to raise capital.

Furthermore, a recession or market correction resulting from macroeconomic factors could materially affect our business and the value of our Class A common stock (“Common Stock”). The occurrence of any such events may lead to reduced disposable income which could adversely affect the number of Esteem FI-AMEI implants and replacement components sold as a result of customer and patient reluctance to seek treatment due to financial considerations.

Adverse macroeconomic conditions, including pandemics or international tensions, could also result in significant disruption of global economic conditions and consumer trends, as well as a significant disruption in financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

Key Components of Our Results of Operations

Revenue

Currently, we derive substantially all our revenue from the sale of the Esteem FI-AMEI implants and replacement components to Esteem FI-AMEI implants. We enter arrangements with patients to provide them with the Esteem FI-AMEI device, personal programmer devices, Battery replacements, and/or an optional Care Plan, each of which are outputs of our ordinary activities in exchange for consideration. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, when we are notified the product has been implanted or used by the customer in a surgical procedure. New implantations of the Esteem FI-AMEI are not expected to be more than a few per year and may be as low as zero. Although we believe it to be unlikely, Esteem FI-AMEI implantations could potentially increase with favorable reimbursement policy and coverage changes. We will continue our efforts to pursue positive reimbursement changes for fully implanted active middle ear implants. There will be continued nominal revenue from replacement of sound processors for patients who need a new Battery.

Upon commercialization of our Acclaim CI product, we expect that Acclaim CI revenues will more than exceed our Esteem FI-AMEI revenue. We are targeting FDA approval for the Acclaim CI in 2027.

Cost of Goods Sold

Cost of goods sold includes direct and indirect costs related to the manufacturing and distribution of the Esteem FI-AMEI, including materials, labor costs for personnel involved in the manufacturing process, distribution-related services, indirect overhead costs, and charges for excess and obsolete inventory reserves and inventory write-offs.

We expect cost of goods sold to increase or decrease in absolute dollars primarily as, and to the extent, our revenue grows or declines, respectively.

Operating Expenses

Research and Development Expenses

Research and development (“R&D”) expenses consist of costs incurred for our research activities, primarily our discovery efforts and the development of the Acclaim CI product. We also incur R&D costs related to continuing to support, and improving upon where possible, our Esteem FI-AMEI product. We expense R&D costs as incurred, which include:

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

Our R&D expenses are currently tracked on a program-by-program basis. The majority of our R&D expenses incurred during the years ended December 31, 2024 and 2023 were for the development of the Acclaim CI.

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

A change in the outcome of any of these variables with respect to the development of our Acclaim CI product could mean a significant change in the costs and timing associated with the development of that implant. If the FDA or another regulatory authority were to require us to conduct clinical trials beyond those that we currently anticipate, or if we experience significant delays in the enrollment in any clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development.

R&D activities are central to our business model. We expect that our R&D expenses will continue to increase for the foreseeable future as we initiate clinical trials for the Acclaim CI product and prepare the product for possible commercialization, should it gain regulatory approval(s). If the Acclaim CI product enters later stages of clinical trials and ongoing development, the product will generally incur higher R&D expenses than those in earlier stages of research and development, primarily due to simultaneously running clinical trials while also iterating the product for commercialization and preparing for the needs of commercialization. There are numerous factors associated with the successful commercialization of the Acclaim CI product or any products we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of salaries, benefits, and other related costs for personnel in our sales and marketing functions. Sales and marketing expenses also include certain indirect costs associated with efforts to secure insurance reimbursement of our products. We expect our sales and marketing expenses to increase in the foreseeable future as we increase our sales and marketing personnel to support our continuing growth.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, and other related costs for personnel in our executive, operations, legal, human resources, finance, insurance premiums, and administrative functions. Administrative expenses also include professional fees for legal, patent, consulting, accounting, tax and audit services, travel expenses and facility-related expenses, which include direct depreciation costs and allocated expenses for rent and maintenance of facilities, technology, and other operating costs.

We expect our general and administrative expenses to continue to increase in the foreseeable future as we increase our administrative personnel to support our continuing growth, our costs of expanding our operations and operating as a public company. These increases will likely include the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer insurance costs and investor relations costs associated with being a public company.

Change in Fair Value of Convertible Notes Payable (Related Party)

We previously elected the fair value option for convertible notes payable (related party), and accordingly, convertible notes payable (related party) were recorded at fair value at each reporting date on the consolidated balance sheets. Gain (loss) from changes in fair value of convertible notes payable consisted of changes in the fair value during each reporting period. Effective September 29, 2023, the convertible notes (related party) were converted upon completion of the Business Combination.

Change in Fair Value of Forward Purchase Agreement Put Option Liability

We recognized the forward purchase agreement put option liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our consolidated statements of operations and comprehensive loss during each reporting period. The forward purchase agreement put option liability has been derecognized as of December 31, 2024 due to the sale of the shares associated with the forward purchase agreement during the first quarter of 2024.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

We recognize the forward purchase agreement warrant liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our consolidated statements of operations and comprehensive loss during each reporting period.

Change in Fair Value of Publicly Traded Warrant Liability

We recognize the publicly traded warrant liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our consolidated statements of operations and comprehensive loss during each reporting period.

Interest Expense, Related Party

Interest expense, related party consists of accrued interest for the 2024 Term Loans held by a related party, as well as amortization of the debt discount recorded as a result of the warrants issued with the 2024 Term Loans. Amortization of the debt discount is recorded over the respective terms of the 2024 Term Loans.

Other Income

Other income for the year ended December 31, 2024 consists of sales of internally created quality management documentation to a third party outside of our normal course of business. Other income for the year ended December 31, 2023 consists of changes in fair value of outstanding warrants prior to the closing of the Business Combination, interest earned on cash deposits, and other nonrecurring items.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

	Year ended December 31,		Change in
(In thousands, except percentages)	2024	2023	$	%
Net revenues	$225	$316	$(91)	(28.8)%
Costs and operating expenses:
Cost of goods sold	742	789	(47)	(6.0)%
Research and development	10,179	8,956	1,223	13.7%
Sales and marketing	1,734	1,666	68	4.1%
General and administrative	6,826	7,264	(438)	(6.0)%
Total costs and operating expenses	19,481	18,675	806	4.3%
Operating loss	(19,256)	(18,359)	(897)	4.9%
Other income (expense):
Change in fair value of convertible notes payable (related party)	—	(13,332)	13,332	(100.0)%
Change in fair value of forward purchase agreement put option liability	103	(69)	172	(249.3)%
Change in fair value of forward purchase agreement warrant liability	411	842	(431)	(51.2)%
Change in fair value of forward purchase agreement warrant liability due to modification	(881)	—	(881)	N/M
Change in fair value of publicly traded warrant liability	(330)	942	(1,272)	(135.0)%
Interest expense, related party	(816)	—	(816)	N/M
Other income	(26)	54	(80)	(148.1)%
Total other expense, net	(1,539)	(11,563)	10,024	(86.7)%
Net loss	$(20,795)	$(29,922)	$9,127	(30.5)%

N/M - not meaningful

Net Revenues

Net revenues decreased $91 thousand for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the decrease in the number of Battery replacement sales due to supply chain limitations.

Cost of Goods Sold

Cost of goods sold decreased $47 thousand for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is aligned with the decrease in revenue resulting from the reduced number of Battery replacement sales.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the years ended December 31, 2024 and 2023:

	Years Ended December 31		Change in
(In thousands, except percentages)	2024	2023	$	%
R&D product costs	$5,843	$5,562	$281	5.1%
R&D personnel costs	3,558	2,909	649	22.3%
Other R&D costs	778	485	293	60.4%
Total research and development costs	$10,179	$8,956	$1,223	13.7%

R&D expenses increased $1.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is primarily due to an increase in headcount and contractors in our engineering and clinical departments for the year ended December 31, 2024, as we increased headcount across our clinical and cochlear departments in preparation for our pivotal clinical study for the Acclaim CI. These increases in headcount included the addition of five new engineers, a clinical research associate, and a clinical research director. The increase in Other R&D costs for the year ended December 31, 2024 is attributable to additional purchases of computer equipment and supplies used in R&D and additional employee recruiting costs.

Sales and Marketing Expenses

Sales and marketing expenses increased $68 thousand for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is primarily due to increased legal and professional fees to secure insurance reimbursement for the Esteem FI-AMEI product, partially offset by a reduction in headcount.

General and Administrative Expenses

General and administrative expenses decreased $438 thousand for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily due to reduced professional service costs in 2024 compared to 2023 related to the Business Combination transaction occurring in September 2023.

Change in Fair Value of Convertible Notes Payable (Related Party)

There was a loss from changes in the fair value of convertible notes payable of $13.3 million for the year ended December 31, 2023. The notes payable were converted to Common Stock as a result of the completion of our Business Combination during September 2023.

Change in Fair Value of Forward Purchase Agreement Put Option Liability

The gain from changes in the fair value of the forward purchase agreement put option liability was $103 thousand for the year ended December 31, 2024 compared to a loss of $69 thousand for the year ended December 31, 2023. During the first quarter of 2024, the shares associated with the forward purchase agreement put option were sold.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The gain from changes in the fair value of the forward purchase agreement warrant liability was $411 thousand for the year ended December 31, 2024 compared to $842 thousand for the year ended December 31, 2023.

Change in Fair Value of Forward Purchase Agreement Warrant Liability Due to Modification

The loss from changes in the fair value of the forward purchase agreement warrant liability due to modification was $881 thousand for the year ended December 31, 2024 compared to $0 for the year ended December 31, 2023. The loss was due to a modification to the forward purchase agreement in December 2024 to extend the term of the warrants.

Change in Fair Value of Publicly Traded Warrant Liability

The loss from changes in the fair value of the publicly traded warrant liability was $330 thousand for the year ended December 31, 2024 compared to a gain of $942 thousand for the year ended December 31, 2023. This decrease is primarily due to an increase in the Company’s closing price for those warrants during the period.

Interest Expense, Related Party

Interest expense, related party was $816 thousand for the year ended December 31, 2024 due to interest incurred related to the issuance of the 2024 Term Loans.

Other Income

Other income decreased by $80 thousand for the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily due to a reduction in interest earned on cash deposits since the completion of the Business Combination transaction in September 2023 and amounts recorded for the year ended December 31, 2023 related to changes in fair value of warrants and other items not recurring for the year ended December 31, 2024.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our products and fund the process of clinical FDA trials. We have funded our operations to date primarily with proceeds from raising funds from issuing equity securities, term loans, convertible notes and proceeds from the Business Combination. As of December 31, 2024 and December 31, 2023, we had $5.5 million and $4.2 million of cash, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include issuances of our Common Stock, Series A preferred stock (“Preferred Stock”), warrants, convertible debt, term debt and other financing agreements such as the forward purchase agreement, and proceeds from the sales of the Esteem FI-AMEI implants and replacement components. See Note 1, “Nature of the Business and Basis of Presentation”, of the accompanying audited consolidated financial statements for the years ended December 31, 2024 and 2023 included elsewhere in this Report.

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. If we are unable to raise sufficient financing when needed or events or circumstances occur such that we do not meet our strategic plans, we may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. These matters raise substantial doubt about our ability to continue as a going concern. To the extent that we raise additional capital through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our Acclaim CI, future revenue streams, research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of this Report titled “Risk Factors - Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Years Ended December 31
	2024	2023
Net cash (used in) provided by:
Operating activities	$(17,949)	$(17,091)
Investing activities	(980)	(153)
Financing activities	20,198	21,282
Effect of exchange rate on cash	(5)	(3)
Net increase in cash	$1,265	$4,035

Cash Flows Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was primarily used to fund a net loss of $20.8 million and $0.6 million of cash outflows from net changes in the levels of operating assets and liabilities, adjusted for non-cash expenses in an aggregate amount of $3.5 million.

The $0.6 million of cash outflows from net changes in the levels of operating assets and liabilities was primarily due to decreases of 1) $0.2 million in accrued expenses due to payment of final expenses related to the Business Combination, 2) $0.1 million in operating lease liability (related party) due to payments made for rent, and 3) $0.2 million in product warranty liability due to expected attrition of this liability over time, as well as increases of 4) $0.4 million in inventories related to the purchase of parts for the Esteem FI-AMEI product, 5) $0.6 million in other receivable due to the recognition of an incoming income tax refund and 6) $0.9 million in other liability due to the receipt of a tax refund and corresponding recognition of an uncertain tax benefit. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report titled “Risk Factors.”

Net cash used in operating activities for the year ended December 31, 2023 was primarily used to fund a net loss of $29.9 million and $1.0 million of cash outflows from net changes in the level of operating assets and liabilities, adjusted for non-cash gains in an aggregate amount of $13.8 million.

The $1.0 million of cash outflows from net changes in the levels of operating assets and liabilities was primarily due to increases of 1) $0.2 million in other receivable related to an income tax receivable, 2) $0.9 million in prepaid expenses and other current assets related to an increase in prepaid insurance and 3) $0.6 million in accounts payable through normal business flows, offset by decreases of 4) $0.2 million in product warranty liability due to expected attrition of this liability over time.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 was $1.0 million and consisted of purchases of production equipment and lab equipment.

Net cash used in investing activities for the year ended December 31, 2023 was $0.2 million and consisted of purchases of computer equipment due to increased headcount and purchases of lab equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $20.2 million and was primarily a result of proceeds from the issuance of the 2024 Term Loans in the amount of $20.0 million, the exercise of warrants in the amount of $1.8 million, and the sale of Common Stock in the amount of $1.7 million, partially offset by dividends paid to preferred stockholders in the amount of $2.4 million and payments made on insurance financing loans of $0.9 million.

Net cash provided by financing activities for the year ended December 31, 2023 was $21.3 million and was primarily a result of the $11.7 million net proceeds from the Business Combination and from $10.0 million of proceeds from the issuance of convertible notes payable to a related party, partially offset by payments made on insurance financing loans of $0.6 million.

Contractual Obligations and Commitments

Our principal commitments consist of our operating leases for office space, a litigation matter arising from the Company’s Business Combination, and term loans entered into during 2024 with GAT Funding, LLC in several installments totaling $20.0 million in outstanding principal as of December 31, 2024. Our obligations for leases are described in Note 7, “Operating Leases”, information on our open litigation matter is included in Note 16, “Commitments and Contingencies”, and details on the term loans are described in Note 9, “Debt (Related Party)” of the accompanying consolidated financial statements as of and for the years ended December 31, 2024 and 2023 included elsewhere in this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Related Party Arrangements

Our related party arrangements consist of receiving term loan financings, leasing our headquarters office space, contracting for IT services from a stockholder, and receiving convertible loan financings from stockholders until September 29, 2023 at which point they were converted to Common Stock. For further information on the related party arrangements, refer to Note 7, “Operating Leases”, Note 9, “Debt (Related Party)” and Note 15, “Related Party Transactions”, of the accompanying consolidated financial statements as of and for the years ended December 31, 2024 and 2023 included elsewhere in this Report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting the consolidated financial statements presented in this Form 10-K and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 - Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Forward Purchase Agreement Warrant Liability	Forward Purchase Agreement Put Option Liability
Balance as of December 31, 2023	$4	$103
Change in fair value	(411)	(103)
Effect of amendments (see Note 10)	975	—
Extinguishment of excess warrant liability upon exercise of warrants associated with the forward purchase agreement	(96)	—
Balance as of December 31, 2024	$472	$—

The fair values of the forward purchase agreement put option liability and the forward purchase agreement warrant liability, which are Level 3 fair value measurements, were estimated using Monte Carlo Simulation models. Key estimates and assumptions impacting the fair value measurement include (i) the Company’s stock price, (ii) the initial exercise price, (iii) volatility, (iv) the remaining term and (v) the risk-free rate.

Research and Development Expenses

We will incur substantial expenses associated with prototyping, improvements, testing and clinical trials. Accounting for clinical trials relating to activities performed by external vendors requires us to exercise significant estimates regarding the timing and accounting for these expenses. We estimate costs of R&D activities conducted by service providers, which include the conduct of sponsored research and contract manufacturing activities. The diverse nature of services being provided for our clinical trials and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by third parties in connection with clinical trials. We record the estimated costs of R&D activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued expenses or prepaid expenses on the consolidated balance sheets and within R&D expense on the consolidated statements of operations and comprehensive loss. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Product Warranty

During 2013, we offered a lifetime warranty to clinical trial patients to cover Battery and surgery related costs. We estimate the costs that may be incurred under this lifetime warranty and record a liability in the amount of such costs at its present value. The assumptions utilized in developing the liability include an estimated cost per unit of $6 thousand, an average Battery life of five years, inflationary increases, discount rate, and an average patient life calculated on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries.

Stock-based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The fair value of stock-based payment awards granted through June 30, 2024 is estimated using the Black-Scholes option model with a volatility figure derived from using a determined peer group of other companies’ stock prices since the trading history of our stock was too short to provide accurate data. The fair value of stock-based payment awards granted subsequent to June 30, 2024 is estimated using the Black-Scholes option model with a volatility figure derived from using the trading history of our Common Stock. We account for the expected term of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in ASC Topic 718, Share-based Payment. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

We adopted the guidance from Accounting Standards Update 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Compensation Accounting, and we determined not to apply a forfeiture rate and have made the accounting election that forfeitures will be recognized when the actual forfeiture takes place therefore no estimated forfeiture rate will be recorded.

Recently Issued/Adopted Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 2, “Summary of Significant Accounting Policies” of the accompanying consolidated financial statements as of December 31, 2024 and 2023 and for the years then ended included elsewhere in this Report.

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

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10% or more of sales for the years ended December 31, 2024 and 2023.

Inflation Risk

Inflationary factors, such as increases in our cost of goods sold and selling and operating expenses, may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain and increase our gross margin and decrease our selling and marketing and operating expenses as a percentage of our revenue if the selling prices of our products do not increase as much as or more than these increased costs.

ITEM 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Envoy Medical, Inc.

December 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Envoy Medical, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Envoy Medical, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses from operations, has an accumulated deficit of $284.7 million as of December 31, 2024, and relies on external sources of liquidity to sustain operations. These conditions, along with other matters set forth in Note 2, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fort Lauderdale, Florida

March 28, 2025

ENVOY MEDICAL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash	$5,483	$4,218
Accounts receivable, net	38	70
Other receivable	780	176
Inventories	1,708	1,404
Prepaid expenses and other current assets	1,375	1,588
Total current assets	9,384	7,456
Property and equipment, net	1,275	351
Operating lease right-of-use asset (related party)	879	464
Total assets	$11,538	$8,271
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,652	$1,554
Accrued expenses	4,416	4,613
Other current liabilities	573	645
Forward purchase agreement warrant liability	472	4
Product warranty liability, current portion	282	311
Operating lease liability, current portion (related party)	143	158
Total current liabilities	7,538	7,285
Term loans payable (related party)	18,716	—
Product warranty liability, net of current portion	1,771	1,923
Operating lease liability, net of current portion (related party)	802	404
Publicly traded warrant liability	662	332
Forward purchase agreement put option liability	—	103
Other liability	891	—
Total liabilities	30,380	10,047

Commitments and contingencies (see Note 16)

Stockholders’ deficit:
Series A Preferred Stock, $0.0001 par value; 100,000,000 shares authorized and 10,000,000 shares designated as of December 31, 2024 and 2023; 4,126,667 and 4,500,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of December 31, 2024 and 2023; 21,326,609 and 18,599,982 shares issued and outstanding as of December 31, 2024 and 2023, respectively	2	2
Additional paid-in capital	266,013	255,596
Accumulated deficit	(284,734)	(257,256)
Accumulated other comprehensive loss	(123)	(118)
Total stockholders’ deficit	(18,842)	(1,776)
Total liabilities and stockholders’ deficit	$11,538	$8,271

ENVOY MEDICAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Net revenues	$225	$316
Costs and operating expenses:
Cost of goods sold	742	789
Research and development	10,179	8,956
Sales and marketing	1,734	1,666
General and administrative	6,826	7,264
Total costs and operating expenses	19,481	18,675
Operating loss	(19,256)	(18,359)
Other income (expense):
Change in fair value of convertible notes payable (related party)	—	(13,332)
Change in fair value of forward purchase agreement put option liability	103	(69)
Change in fair value of forward purchase agreement warrant liability	411	842
Change in fair value of forward purchase agreement warrant liability due to modification	(881)	—
Change in fair value of publicly traded warrant liability	(330)	942
Interest expense, related party	(816)	—
Other (expense) income	(26)	54
Total other expense, net	(1,539)	(11,563)
Net loss	(20,795)	(29,922)

Induced conversion of Series A Preferred Stock into Class A Common Stock	(1,162)	—
Deemed dividend on waiver of restriction on Class A Common Stock	(495)	—
Cumulative preferred dividends	(5,521)	(1,349)

Net loss attributable to common stockholders, basic and diluted	$(27,973)	$(31,271)
Net loss per share attributable to common stockholders, basic and diluted	$(1.49)	$(2.54)
Weighted-average Class A Common Stock outstanding, basic and diluted	18,790,448	12,295,391
Other comprehensive loss:
Foreign currency translation adjustment	(5)	(3)
Other comprehensive loss	(5)	(3)
Comprehensive loss	$(20,800)	$(29,925)

ENVOY MEDICAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share amounts)

	Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2022	—	$—	10,122,581	$1	$189,904	$(225,985)	$(115)	$(36,195)
Deemed capital contribution from related party (Note 10)	—	—	—	—	18,702	—	—	18,702
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Conversion of Convertible Notes into Class A Common Stock in connection with Merger (Note 3)	—	—	4,874,707	1	27,493	—	—	27,494
Conversion of Envoy Bridge Note into Series A Preferred Stock in connection with Merger (Note 3)	1,000,000	—	—	—	10,982	—	—	10,982
Preferred stock subscriptions (Note 3)	—	—	—	—	2,000	—	—	2,000
Net exercise of warrants (related party) (Note 10)	—	—	2,702	—	—	—	—	—
Merger, net of redemptions and transaction costs (Note 3)	2,500,000	—	3,115,874	—	(1,785)	—	—	(1,785)
Meteora forward purchase agreement shares (Note 3)	—	—	434,118	—	(1,384)	—	—	(1,384)
Issuance of Series A Preferred stock to PIPE Investors (Note 3)	1,000,000	—	—	—	10,000	—	—	10,000
Issuance of Common Stock	—	—	50,000	—	109	—	—	109
Dividends on the Series A Preferred Stock	—	—	—	—	—	(1,349)	—	(1,349)
Stock-based compensation	—	—	—	—	1,575	—	—	1,575
Return of the subscription proceeds for the additional Series A Preferred Stock	—	—	—	—	(2,000)	—	—	(2,000)
Net loss	—	—	—	—	—	(29,922)	—	(29,922)
Balance at December 31, 2023	4,500,000	$—	18,599,982	$2	$255,596	$(257,256)	$(118)	$(1,776)
Dividends on the Series A Preferred stock	—	—	—	—	—	(5,521)	—	(5,521)
Sale of Class A Common Stock through forward purchase agreement	—	—	—	—	1,683	—	—	1,683
Exercise of Shortfall Warrants	—	—	664,883	—	1,815	—	—	1,815
Extinguishment of excess warrant liability upon exercise of warrants associated with the forward purchase agreement	—	—	—	—	96	—	—	96
Modification of forward purchase agreement	—	—	—	—	(94)	—	—	(94)
Stock-based compensation	—	—	—	—	562	—	—	562
Issuance of warrants associated with 2024 Term Loans	—	—	—	—	1,397	—	—	1,397
Issuance of Class A Common Stock under employee stock purchase plan	—	—	32,758	—	63	—	—	63
Waiver of accrued dividends associated with Sponsor Support Agreement	—	—	—	—	3,733	—	—	3,733
Induced conversion of Series A Preferred Stock into Class A Common Stock	(373,333)	—	1,028,986	—	1,162	(1,162)	—	—
Waiver of restriction and vesting requirement of Common Stock	—	—	1,000,000	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(20,795)	—	(20,795)
Balance at December 31, 2024	4,126,667	$—	21,326,609	$2	$266,013	$(284,734)	$(123)	$(18,842)

ENVOY MEDICAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(20,795)	$(29,922)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	173	133
Interest expense and amortization of debt discount on term loans payable (related party)	816	—
Amortization of prepaid insurance	1,047	602
Stock-based compensation	562	1,575
Change in fair value of convertible notes payable (related party)	—	13,332
Change in fair value of warrant liability (related party)	—	(127)
Change in fair value of publicly traded warrant liability	330	(942)
Change in fair value of forward purchase agreement warrant liability	(411)	(842)
Change in fair value of forward purchase agreement put option liability	(103)	69
Change in fair value of forward purchase agreement warrant liability due to modification	881	—
Change in operating lease right-of-use asset (related party)	113	113
Change in inventory reserve	76	(99)
Changes in operating assets and liabilities:
Accounts receivable, net	32	(29)
Other receivable	(604)	(176)
Inventories	(380)	(10)
Prepaid expenses and other current assets	9	(853)
Accounts payable	(19)	551
Operating lease liability (related party)	(145)	(128)
Accrued expenses	(241)	(94)
Product warranty liability	(181)	(244)
Other liability	891	—
Net cash used in operating activities	(17,949)	(17,091)

Cash flows from investing activities
Purchases of property and equipment	(980)	(153)
Net cash used in investing activities	(980)	(153)

Cash flows from financing activities
Proceeds from the issuance of convertible notes payable (related party)	—	10,000
Proceeds from the issuance of Common Stock	—	109
Proceeds from the PIPE Transaction, the forward purchase agreement, and the Business Combination, net of transaction costs	—	11,736
Payments on insurance financing loans	(916)	(563)
Proceeds from the issuance of term loans (related party)	20,000	—
Dividends paid to stockholders of Series A Preferred Stock	(2,447)	—
Proceeds from issuance of Common Stock under employee stock purchase plan	63	—
Proceeds from exercise of forward purchase agreement warrants	1,815	—
Proceeds from the sale of Common Stock associated with forward purchase agreement, net of transaction costs	1,683	—
Net cash provided by financing activities	20,198	21,282

Effect of exchange rate changes on cash	(5)	(3)
Net increase in cash	1,265	4,035
Cash, beginning of year	4,218	183
Cash, end of year	$5,483	$4,218

Supplemental disclosures of cash flow information:
Cash paid for interest	$41	$26
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Property and equipment purchased on account	$117	$—
Financing of prepaid insurance	$843	$1,115
Deemed capital contribution from related party	$—	$18,702
Accrued and unpaid dividends on Series A Preferred Stock	$3,074	$1,349
SPAC excise tax liability recognized upon the Business Combination	$—	$2,248
Warrants issued with term loans (related party)	$1,397	$—
Convertible debt exchanged for equity	$—	$27,493
Bridge note exchanged for equity	$—	$10,982
Series A Preferred Stock issued to PIPE investor in connection with the Merger	$—	$10,000
Prepaid forward purchase agreement	$—	$1,384
Extinguishment of excess warrant liability upon exercise of warrants associated with the forward purchase agreement	$96	$—
Modification of forward purchase agreement warrant liability	$94	$—
Waiver of accrued dividends associated with Sponsor Support Agreement	$3,733	$—
Deemed dividend on waiver of restriction on Class A Common Stock	$495	$—
Induced conversion of Series A Preferred Stock to Common Stock	$1,162	$—
Lease liability arising from obtaining right-of-use asset	$528	$—

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

On September 29, 2023 (the “Closing Date”), a merger transaction between Envoy Medical Corporation, Anzu Special Acquisition Corp I (“Anzu”) and Envoy Merger Sub, Inc., a directly, wholly owned subsidiary of Anzu (“Merger Sub”) was completed (hereinafter, the “Merger” or “Business Combination”, see Note 3) pursuant to the business combination agreement, dated as of April 17, 2023 (as amended, the “Business Combination Agreement”). In connection with the closing of the Merger (the “Closing”), Merger Sub merged with Envoy Medical Corporation, with Envoy Medical Corporation surviving the merger as a wholly owned subsidiary of Anzu. In connection with the Closing, Anzu changed its name to Envoy Medical, Inc. The Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), and the Company’s public warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) on October 2, 2023 under the symbols “COCH” and “COCHW,” respectively.

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

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 425,606 shares of the Company’s Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Anzu. Also, effective upon the Closing Date, the Company paid to the Sellers a prepayment amount of $4.5 million required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 8,512 shares of the Company’s Common Stock (the “Share Consideration”). During the year ended December 31, 2024, the Sellers sold the full amount of the Recycled Shares, and, pursuant to the Forward Purchase Agreement, the Company received $4.00 per share sold, or $1.7 million.

In addition, pursuant to the subscription agreement dated April 17, 2023 (as amended to date, the “Subscription Agreement”), by and between Anzu and Anzu SPAC GP I LLC (the “Sponsor”), the Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of the Company’s Series A preferred stock, par value $0.0001 per share (“Series A Preferred Stock”) in a private placement (the “PIPE Transaction”) at a price of $10.00 per share for an aggregate purchase price of $10.0 million.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the convertible promissory note, dated April 17, 2023, between Envoy Medical Corporation and GAT Funding, LLC (“GAT”) (as amended to date, the “Envoy Bridge Note”), the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock to GAT in exchange for the conversion of the Envoy Bridge Note in full, concurrently with the Closing.

The consolidated financial statements include the accounts of Envoy Medical, Inc. and its wholly-owned subsidiaries Envoy Medical Corporation and Envoy Medical GmbH (Ansbach) (GmbH), which operates a sales office in Germany. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission.

2. Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $284.7 million at December 31, 2024. In February 2024, May 2024, July 2024, August 2024, and December 2024, the Company received advances of $5.0 million, $2.5 million, $2.5 million, $5.0 million, and $5.0 million, respectively, from term loans provided by a related party (see Note 9). In February 2024, the Company received net proceeds of $1.7 million from the sale of 425,606 shares held by the Meteora parties (see Note 1). In September 2023, the Company received $11.7 million proceeds from the Business Combination, Forward Purchase Agreement, and the PIPE Transaction, net of transaction costs. The Company had cash of $5.5 million as of December 31, 2024.

Management believes that its existing cash balances combined with future capital raises and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the consolidated financial statements are issued. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balances and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain of its discretionary spending. The Company may be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to the useful lives of property and equipment, the net realizable value of inventory, product warranty liability, stock-based compensation expense, the fair value of forward purchase agreement put option liability, the fair value of forward purchase agreement warrant liability, publicly traded warrant liability, and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the consolidated statements of operations and comprehensive loss.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revisions

Cumulative Preferred Dividends

The Company corrected the presentation of cumulative preferred dividends that were not included on the previously issued consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. The Company now presents these cumulative preferred dividends as a component of net loss attributable to common stockholders. The Company determined that the correction was not material to the year ended December 31, 2023 and therefore, amendments of previously filed reports are not required.

Contingent Sponsor Shares

In the fourth quarter of 2024, the Company corrected the presentation of Class A Common Stock outstanding that previously included 1,000,000 contingent sponsor shares that were included in the previously issued consolidated statement of stockholders’ deficit for the year ended December 31, 2023. These contingent sponsor shares are now excluded from the number of shares of Class A Common Stock outstanding as of December 31, 2023. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effect of the contingent sponsor shares revision on the Common Stock amounts on each of the impacted financial statement line items within the Company’s consolidated statement of stockholders’ deficit for the year ended December 31, 2023 was as follows:

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Merger, net of redemptions and transaction costs (Note 3)	4,115,874	(1,000,000)	3,115,874
Balance at December 31, 2023	19,599,982	(1,000,000)	18,599,982

Financing of Prepaid Insurance

In the fourth quarter of 2024, the Company corrected the presentation of prepaid insurance expenses and insurance financing liabilities that were not included on the previously issued consolidated balance sheet as of December 31, 2023. The Company now presents these prepaid insurance expenses within prepaid expenses and other current assets and these insurance financing liabilities within other current liabilities on the consolidated balance sheet as of December 31, 2023. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the financing of prepaid insurance revision on each of the impacted financial statement line items within the Company’s consolidated balance sheet as of December 31, 2023 was as follows:

	December 31, 2023
	As Previously Reported	Adjustments	As Revised
Prepaid expenses and other current assets	$957	$631	$1,588
Total current assets	6,825	631	7,456
Total assets	$7,640	$631	$8,271

Other current liabilities	$—	$645	$645
Total current liabilities	6,640	645	7,285
Total liabilities	9,402	645	10,047

Accumulated deficit	(257,242)	(14)	(257,256)
Total stockholders’ deficit	(1,762)	(14)	(1,776)
Total liabilities and stockholders’ deficit	$7,640	$631	$8,271

The effect of the cumulative preferred dividends, contingent sponsor shares, and financing of prepaid insurance revisions on each of the impacted financial statement line items within the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 was as follows:

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
General and administrative	7,276	(12)	7,264
Total costs and operating expenses	18,687	(12)	18,675
Operating loss	(18,371)	12	(18,359)

Other (expense) income	80	(26)	54
Total other expense, net	(11,537)	(26)	(11,563)
Net loss	(29,908)	(14)	(29,922)

Cumulative preferred dividends	—	(1,349)	(1,349)

Net loss attributable to common stockholders, basic and diluted	$(29,908)	$(1,363)	$(31,271)
Net loss per share attributable to common stockholders, basic and diluted	$(2.38)	$(0.16)	$(2.54)
Weighted-average Class A Common Stock outstanding, basic and diluted	12,552,925	(257,534)	12,295,391

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the financing of prepaid insurance revision on the accumulated deficit amounts on each of the impacted financial statement line items within the Company’s consolidated statement of stockholders’ deficit for the year ended December 31, 2023 was as follows:

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Net loss	$(29,908)	$(14)	$(29,922)
Balance at December 31, 2023	$(257,242)	$(14)	$(257,256)

The effect of the financing of prepaid insurance revision on each of the impacted financial statement line items within the Company’s consolidated statements of cash flows for the year ended December 31, 2023 was as follows:

	Year Ended December 31, 2023
	As Previously Reported	Adjustments	As Revised
Amortization of prepaid insurance	$—	$602	$602
Prepaid expenses and other current assets	(828)	(25)	(853)
Net cash used in operating activities	(17,668)	577	(17,091)

Payments on insurance financing loans	—	(563)	(563)
Net cash provided by financing activities	21,845	(563)	21,282

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$26	$26

Non-cash investing and financing activities:
Financing of prepaid insurance	$—	$1,115	$1,115

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. There have been no material losses on the Company’s accounts receivable. There were no customers that accounted for 10.0% or more of sales for the years ended December 31, 2024 and 2023. There were no customers that accounted for 10.0% or more of the accounts receivable balance as of December 31, 2024 and 2023.

Cash

The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Accounts receivable are presented net of an allowance for credit losses. Management performs ongoing credit evaluations of its customers based on financial information provided by the customer. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company estimates its allowance for credit losses by considering numerous factors, including delinquency trends along with ongoing customer credit evaluations. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses. The Company had no material bad debt expense for the years ended December 31, 2024 and 2023. The allowance for credit losses was not material as of December 31, 2024 and 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The Company records write-downs of inventories that are obsolete, past the manufacturer’s recommended ‘use by’ date, or in excess of anticipated demand or net realizable value based on a consideration of marketability and product life cycle stage, historical net sales and demand forecasts which consider the assumptions about future demand and market conditions. Inventory on hand that is not expected to be sold or utilized is considered excess, and the Company recognizes the write-down in cost of goods sold at the time of such determination. The write-down is determined by the excess of cost over net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. At the time of loss recognition, a new cost basis is established and subsequent changes in facts and circumstances would not result in an increase in the cost basis.

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

Operating Leases

The Company determines if an agreement is a lease at inception. The Company elected not to recognize the right to use an underlying asset (“ROU asset”) and lease liabilities for short-term leases, which are those that have a lease term of twelve months or less, and includes renewal options in the measurement of lease liabilities only when the option to purchase or renew a lease for the underlying asset is reasonably certain to be exercised. The Company has elected as an accounting policy to account for lease components and associated non-lease components as a single component.

The Company leases its headquarters office space under an operating lease with a related party and also leases office space in Germany under an operating lease (see Note 7). The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement and as necessary at modification. An operating lease is recorded on the consolidated balance sheets with the operating lease asset representing the right to use the ROU asset for the lease term and the lease liability representing the obligation to make lease payments arising from the lease. The Company excludes variable lease payments when measuring the ROU asset and lease liability, except for those that depend on an index, a rate or are in-substance fixed payments.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including property and equipment and ROU assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss is recognized when estimated future undiscounted cash flows related to the assets are less than its carrying value. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value. The Company did not incur any impairment charges during the years ended December 31, 2024 and 2023.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities that qualify as financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, other receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of the operating lease liability also approximates fair value since the instrument bears market rates of interest. The carrying value of the term loans payable also approximates fair value based upon current borrowing rates with similar maturities. None of these instruments are held for trading purposes.

Fair Value Measurement

The Company determines the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurement” (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 - Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Until the conversion at the Closing, the Company had elected the fair value option for the convertible notes payable (related party) under ASC Topic 825, Financial Instruments (“ASC 825”), with changes in fair value recorded in income (loss) each reporting period. The convertible notes payable (related party) were converted on the Closing Date and are no longer outstanding for any periods presented in the consolidated financial statements. The Company’s forward purchase agreement put option liability and forward purchase agreement warrant liability are considered to be Level 3 financial instruments measured at fair value and are described below (see Note 4).

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign-currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the other income (expense) section of the Company’s consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its publicly traded warrant liability in accordance with ASC 815-40. Accordingly, the Company recognized the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. The publicly traded warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of publicly traded warrant liability line item in the Company’s consolidated statements of operations and comprehensive loss.

The Company accounts for its Forward Purchase Agreement in accordance with ASC 815-40. Accordingly, the Company recognized the forward purchase agreement put option liability and the forward purchase agreement warrant liability at fair value at each reporting period. The forward purchase agreement put option liability and the forward purchase agreement warrant liability are subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the change in fair value of forward purchase agreement put option liability and change in fair value of forward purchase agreement warrant liability line items, respectively, in the Company’s consolidated statements of operations and comprehensive loss.

SPAC Excise Tax Liability

The Company recognized an excise tax liability of $2.2 million upon completion of the Company’s Business Combination as an incremental cost to repurchase the Company’s treasury shares, with an offsetting tax liability recognized. The SPAC excise tax liability is recorded in accrued expenses in the Company’s consolidated balance sheets.

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

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company primarily derives revenue from the sale of its hearing device products. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, at the time the Company is notified the product has been implanted or used by the customer in a surgical procedure. The Company also sells prepaid Battery replacement options. Revenue from extended warranty plans is recognized ratably over time and was immaterial for each of the years ended December 31, 2024 and 2023. Amounts received from a customer prior to fulfillment of the performance obligation are included as accrued expenses on the consolidated balance sheets and are immaterial as of December 31, 2024 and 2023. The Company has elected to account for shipping and handling activities performed as activities to fulfill the promise to transfer the products; and therefore these activities are not assessed as a separate performance obligation to its customers.

Revenue is measured as the amount of consideration the Company expects to receive, which is based on the invoiced price. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company’s contracts do not include variable consideration.

Payment terms differ by geography and customer, but payment is generally required within 30 days from the date of product utilization. The Company also offers extended payment plans on a limited basis. Amounts due to the Company under payment plans that extend beyond 12 months are immaterial as of December 31, 2024 and 2023, and therefore the Company did not adjust the promised amount of consideration for the effects of a significant financing component.

Cost of Goods Sold

Cost of goods sold is comprised of the costs of merchandise sold, as well as the related inbound freight costs and labor directly attributable to bringing certain goods to a salable condition. In categorizing costs, the Company captures applicable depreciation and costs to maintain and run revenue generating technology, equipment related costs and any personnel-related costs as cost of goods sold.

Product Warranty

The Company provides a limited warranty for its implantable components. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The limited warranty liability is recorded in accrued expenses in the consolidated balance sheets. As of December 31, 2024 and 2023, the amount of accrued limited warranty was immaterial and the Company’s warranty payments were immaterial.

During 2013, the Company offered a lifetime warranty to clinical trial patients to cover batteries and surgery related costs. The Company estimates the costs that may be incurred under this lifetime warranty and records a liability in the amount of such costs at its present value. The lifetime warranty is recorded in product warranty liability in the consolidated balance sheets. As of December 31, 2024 and 2023, the aggregate product warranty liability was $2.1 million and $2.2 million, respectively, of which $0.3 million and $0.3 million, respectively, was classified as a current liability in the consolidated balance sheets.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes the financial statement benefit of a tax position only to the extent the position is more likely than not to be sustained upon audit based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has elected to recognize interest and penalties related to uncertain tax positions in the provision for income taxes.

Foreign Currency Translation

The Euro is the functional currency for the Company’s foreign subsidiary in Germany. The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the end-of-the-period exchange rates, and the revenues and expenses are translated at weighted-average rates for the respective reporting period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the Company’s consolidated statements of stockholders’ deficit as well as a component of accumulated other comprehensive loss on the Company’s consolidated statements of operations and comprehensive loss.

Net Loss per Share

The Company’s Series A Preferred Stock certificate of designation entitles the holders to participate in dividends on an as converted basis when declared on Common Stock. As a result, the Series A Preferred Stock meets the definition of a participating security, which requires the Company to apply the two-class method to compute both basic and diluted net loss per share attributable to common stockholders. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class method requires income available to holders of the Company’s Common Stock for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income for the period had been distributed. In periods where there is a net loss, no allocation of undistributed net loss to the Series A Preferred Stock is performed as the holders of the Series A Preferred Stock are not contractually obligated to participate in the Company’s losses. The Company reported net losses of $28.0 million and $31.3 million attributable to the stockholders of the Company’s Common Stock for the years ended December 31, 2024 and 2023, respectively.

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

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The fair value of stock-based payment awards granted through June 30, 2024 is estimated using the Black-Scholes option model with a volatility figure derived from using a determined peer group of other companies’ stock prices since the trading history of the Company’s stock was too short to provide accurate data. The fair value of stock-based payment awards granted subsequent to June 30, 2024 is estimated using the Black-Scholes option model with a volatility figure derived from using the trading history of the Company’s Common Stock. Given limited historical exercise data, the Company accounts for the expected term of all options in all periods in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in ASC Topic 718, Compensation - Stock Compensation. The simplified method calculates the expected term as the average of the time-to-vesting and the contractual life of the options. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (“ASC 326”). This guidance introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses. The Company adopted ASC 326 with an adoption date of January 1, 2023 using the modified retrospective approach. As a result, the Company changed its accounting policy for allowance for credit losses. The Company monitors accounts receivables and estimates the allowance for lifetime expected credit losses. Estimates of expected credit losses are based on historical collection experience and other factors, including those related to current market conditions and events. The adoption did not have a material effect on the Company’s accompanying consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s consolidated financial statements.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The Company adopted ASU 2023-07 effective for the year ended December 31, 2024. See Note 14 for related disclosures.

Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this ASU will have on the Company’s disclosures within the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, it is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that this ASU will have on the Company’s disclosures within the consolidated financial statements.

3. Merger

As discussed in Note 1, on September 29, 2023, the Company completed the Merger. Upon the Closing, the following occurred:

●	each share of Envoy Medical Corporation common stock (“Envoy Medical Corporation Common Stock”) immediately prior to the Business Combination was automatically cancelled and converted into the right to receive 0.063603 shares of Common Stock resulting in the issuance of 14,999,990 shares of Common Stock:

○	each share of outstanding Envoy Medical Corporation Common Stock, which totaled 139,153,144 shares, was cancelled and converted into 8,850,526 shares of Common Stock;

○	each outstanding warrant to purchase Envoy Medical Corporation Common Stock, depending on the applicable exercise price, was automatically cancelled or exercised on a net exercise basis and converted into 2,702 shares of Common Stock;

○	the outstanding Convertible Notes, as defined in Note 9, were automatically converted into 4,874,707 shares of Common Stock;

○	each share of Envoy Medical Corporation redeemable convertible preferred stock, par value $0.01 per share, issued and outstanding immediately prior to the Closing (“Envoy Medical Corporation Preferred Stock”), which totaled 4,000,000 shares, were converted into 20,000,000 shares of Envoy Medical Corporation Common Stock and subsequently exchanged for 1,272,055 shares of Common Stock;

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	each outstanding option to purchase shares of Envoy Medical Corporation Common Stock outstanding as of immediately prior to the Business Combination was cancelled in exchange for nominal consideration;

●	each share of Merger Sub’s common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Business Combination was converted into and exchanged for one share of Common Stock;

●	the Sponsor forfeited 5,510,000 shares of Anzu’s Class B common stock, par value $0.0001 per share (“Anzu Class B Common Stock”), and all 12,500,000 private placement warrants pursuant to the sponsor support and forfeiture agreement dated April 17, 2023 by and between Anzu, Envoy Medical Corporation and the Sponsor, as amended or modified from time to time (the “Sponsor Support Agreement”);

●	all of Anzu’s outstanding 14,166,666 public placement warrants were exchanged for warrants, each exercisable for one share of Common Stock at a price of $11.50 per share;

●	the Sponsor exchanged 2,500,000 shares of Anzu Class B Common Stock for 2,500,000 shares of Series A Preferred Stock pursuant to the Sponsor Support Agreement;

●	an aggregate of 2,615,000 shares of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent directors automatically converted into an equal number of shares of Common Stock;

●	pursuant to the legacy forward purchase agreements and the extension support agreements of Anzu, the Sponsor transferred an aggregate of 490,000 shares of Common Stock to the parties to the legacy forward purchase agreements and the extension support agreements;

●	the Company issued an aggregate of 8,512 shares of Common Stock as Share Consideration pursuant to the Forward Purchase Agreement;

●	the Sellers in their sole discretion may request warrants of the Company exercisable for shares of Common Stock (the “Shortfall Warrants”) in an amount equal to 3,874,394 based on the terms of the Forward Purchase Agreement (as amended in July 2024 and December 2024);

●	the Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of Series A Preferred Stock in the PIPE Transaction at a price of $10.00 per share for an aggregate purchase price of $10.0 million; and

●	pursuant to the Envoy Bridge Note, the Company issued 1,000,000 shares of Series A Preferred Stock to GAT concurrently with the Closing.

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

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the total shares of Common Stock and Series A Preferred Stock outstanding immediately after the Closing:

Class A Common Stock	Number of Shares
Exchange of Anzu Class A Common Stock subject to possible redemption that was not redeemed for Common Stock	1,500,874
Conversion of Anzu Class B Common Stock held by the Sponsor and Anzu’s former independent director into Common Stock*	1,615,000
Subtotal - Merger, net of redemptions	3,115,874
Exchange of Envoy Medical Corporation Common Stock for Common Stock	8,850,526
Exchange of Envoy Medical Corporation Preferred Stock for Common Stock	1,272,055
Conversion of Convertible Notes as of September 29, 2023 into Common Stock	4,874,707
Net exercise of Envoy Medical Corporation warrants outstanding	2,702
Issuance of Share Consideration to Meteora parties	8,512
Shares recycled by Meteora parties	425,606
18,549,982

*	1,000,000 shares of the Common Stock were unvested and subject to restrictions and forfeitures per the Sponsor Support Agreement and therefore excluded from the total shares of Common Stock outstanding immediately after the Closing. These shares would have vested upon the FDA approval of Acclaim CI or upon a change of control of the Company. On December 20, 2024, the Company and the Sponsor entered into an agreement to remove the vesting restriction (see Notes 10 and 11) and these shares are now considered outstanding as of that date.

Series A Preferred Stock	Number of Shares
Exchange of Anzu Class B Common Stock for Series A Preferred Stock	2,500,000
Issuance of Series A Preferred Stock in connection with the PIPE Transaction	1,000,000
Issuance of Series A Preferred Stock in connection with the conversion of the Envoy Bridge Note	1,000,000
4,500,000

4. Fair Value Measurements

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$472	$472
Publicly traded warrant liability	662	—	—	662
	$662	$—	$472	$1,134

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$4	$4
Forward purchase agreement put option liability	—	—	103	103
Publicly traded warrant liability	332	—	—	332
	$332	$—	$107	$439

The fair values of the forward purchase agreement warrant liability and forward purchase agreement put option liability, which are Level 3 fair value measurements, were estimated using Monte Carlo Simulation models. The use of significant unobservable inputs could result in those inputs being different at the reporting dates and which could result in a significantly higher or lower fair value measurement at the reporting dates. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability as of December 31, 2024 and the forward purchase agreement warrant liability and forward purchase agreement put option liability as of December 31, 2023:

	December 31, 2024	December 31, 2023
Stock price	$1.43	$1.81
Initial exercise price	$10.46	$10.46
Annual volatility	130.0%	46.9%
Remaining term (in years)	1.00	0.75
Risk-free rate	4.08%	4.90%

The Company has classified the publicly traded warrant liability within Level 1 of the hierarchy as the warrant is separately listed and traded in an active market. The publicly traded warrant’s listed price in an active market was used as the fair value.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

	Forward Purchase Agreement Warrant Liability	Forward Purchase Agreement Put Option Liability
Balance as of December 31, 2023	$4	$103
Change in fair value	(411)	(103)
Effect of amendments (see Note 10)	975	—
Extinguishment of excess warrant liability upon exercise of warrants associated with the forward purchase agreement	(96)	—
Balance as of December 31, 2024	$472	$—

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes

Effective concurrently with the Merger, the outstanding balance of principal and accrued interest of the Convertible Notes was automatically converted into Common Stock and the outstanding balance of principal and accrued interest of the Envoy Bridge Note was converted into Series A Preferred Stock (see Note 3). As such, the Convertible Notes and Envoy Bridge Note were derecognized from the consolidated balance sheets. Immediately prior to the Merger, the fair value of the Convertible Notes was calculated by multiplying the amount of Common Stock the Convertible Notes converted into by the fair value of these shares. The fair value of the Common Stock was based on the listed prices for the shares, immediately prior to the Merger. Immediately prior to the Merger, the fair value of the Envoy Bridge Note was calculated by multiplying the amount of Series A Preferred Stock the Envoy Bridge Note converted into, by the fair value of these shares. The fair value of the Series A Preferred Stock was estimated using a Monte Carlo Simulation model, which is a Level 3 fair value measurement. The following table presents the quantitative information regarding Level 3 fair value measurements of the Series A Preferred Stock, which was valued at $10.98 per share.

September 29, 2023
Underlying stock price	$7.02
Exercise price	$11.50
Expected term (in years)	10.00
Expected volatility	48.9%

5. Inventories

Inventories, consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Raw materials	$1,386	$1,162
Work-in-progress	203	158
Finished goods	119	84
	$1,708	$1,404

6. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Lab equipment	$3,106	$2,750
Production equipment	2,249	1,508
Computer equipment	648	648
Office equipment	102	102
Total	6,105	5,008
Less: Accumulated depreciation	(4,830)	(4,657)
Property and equipment, net	$1,275	$351

Depreciation expense was $0.2 million and $0.1 million for the years ended December 31, 2024 and 2023, respectively.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Operating Leases

The Company leases its headquarters office space in Minnesota and leases office space in Germany. The headquarters office space lease is with a stockholder, which is considered a related party. During the year ended December 31, 2024, the Company and the landlord agreed to modify the lease to extend the lease term for three (3) additional years through December 31, 2030. Additionally, the Company requested and the landlord provided an additional 1,664 square feet of usable office space, for a total of 11,540 square feet of rentable space. Accordingly, base rent was increased to $6 thousand per month and increases each year by approximately four percent. Also, tenant improvements completed by the landlord totaling $0.15 million will be repaid in three $50 thousand annual payments beginning July 1, 2027. As a result of the modification, the Company recognized an increase to the ROU asset and operating lease liability of $0.5 million which is reflected in the consolidated balance sheets.

The lease of the office space in Germany is not with a related party and is immaterial.

The components of leases and lease costs were as follows (in thousands):

	December 31, 2024	December 31, 2023
Operating lease right-of-use asset (related party)	$879	$464

Operating lease liability, current portion (related party)	$143	$158
Operating lease liability, net of current portion (related party)	802	404
	$945	$562

	Year Ended December 31,
	2024	2023
Operating lease cost	$180	$127
	$180	$127

Other supplemental information of lease amounts recognized in the consolidated financial statements is summarized as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liability	$201	$142

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term - in years	6.0	3.9
Weighted-average discount rate	9.9%	5.0%

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments associated with these leases were as follows as of December 31, 2024 (in thousands):

2025	$229
2026	223
2027	230
2028	195
2029	198
Thereafter	151
1,226
Less: Imputed interest	(281)
$945

8. Product Warranty Liability

Changes in warranty liability were as follows (in thousands):

Amount
Balance as of December 31, 2023	$2,234
Utilization	(181)
Balance as of December 31, 2024	$2,053

The assumptions utilized in developing the liability as of December 31, 2024, include an estimated cost per unit of $6 thousand, an average Battery life of five years, inflationary increase of 3.8%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.2% was used in the calculation as of December 31, 2024.

9. Debt (Related Party)

Convertible Notes

In 2012, the Company issued a convertible note to a controlling stockholder and member of the board of directors (the “2012 Convertible Note”) and in 2013 the Company issued convertible notes to various stockholders (the “2013 Convertible Notes”) (collectively, the “Convertible Notes”). On April 17, 2023, the Convertible Notes were amended as part of the Business Combination Agreement, to provide for automatic conversion immediately prior to the Merger. The conversion formulae were not adjusted as part of these amendments. The loan amendments were accounted for as extinguishments with a related party and treated as deemed capital contributions.

Effective concurrently with the Merger, the outstanding balance of principal and any unpaid accrued interest on the Convertible Notes was automatically converted into Common Stock at a conversion price of $15.72 per share (see Note 3) and the fair value of the Convertible Notes was derecognized from the consolidated balance sheets.

The Company elected the fair value option for the Convertible Notes under ASC 825, with changes in fair value recorded in earnings each reporting period. The Company recorded an expense of $13.3 million related to the change in fair value prior to the conversion of the Convertible Notes during the year ended December 31, 2023.

Envoy Bridge Note

On April 17, 2023, the Company entered into the Envoy Bridge Note with a controlling stockholder and member of the board of directors for an aggregate borrowing capacity of $10.0 million, an interest rate of 4.5% per annum and maturity date of December 31, 2025. The Envoy Bridge Note was unsecured. According to this agreement, $4.0 million of the borrowing capacity was funded via the transfer of $4.0 million in principal from the 2012 Convertible Note. An additional $3.0 million was drawn upon during the second quarter of 2023 and $3.0 million was drawn upon during the third quarter of 2023. The transfer of $4.0 million in principal from the 2012 Convertible Note to the Envoy Bridge Note was accounted for as a debt modification.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

If the Business Combination Agreement terminated pursuant to its terms, at the sole discretion of the noteholder, the outstanding principal amount plus accrued and unpaid interest could have been converted into shares of Envoy Medical Corporation Common Stock at a conversion price of $1.00 per share, subject to various adjustments as defined in the agreement.

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

2024 Term Loans

In February 2024, the Company issued a promissory note (the “February 2024 Term Loan”) with a minimum principal amount of $5.0 million and up to $10.0 million to GAT, an entity controlled by Glen A. Taylor, a member of the Company’s board of directors and a controlling stockholder of the Company. At closing, the Company drew down $5.0 million from the February 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7.5 million of net tangible assets, the Company had the ability to draw the remaining $5.0 million in $2.5 million tranches, as long as each request was made prior to February 1, 2025. In both May 2024 and July 2024, the Company requested and received additional advances of $2.5 million under the February 2024 Term Loan. As of December 31, 2024, the balance outstanding on the February 2024 Term Loan was $9.5 million, net of discount.

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

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2024, the Company issued an additional promissory note (the “August 2024 Term Loan” and, collectively with the February 2024 Term Loan, the “2024 Term Loans”) with a principal amount of up to $10.0 million to GAT. At closing, the Company drew down $5.0 million from the August 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7.5 million of net tangible assets, the Company had the ability to draw the remaining $5.0 million in $2.5 million tranches, as long as each request is made prior to August 1, 2025. In December 2024, the Company requested and received an additional advance of $5.0 million under the August 2024 Term Loan. As of December 31, 2024, the balance outstanding on the August 2024 Term Loan was $9.2 million, net of discount.

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

At closing of the initial funding of the February 2024 Term Loan, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.24 per share. These warrants expire on February 27, 2026. Upon the second draw made in May 2024, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $3.04 per share. These warrants expire on February 28, 2026. Upon the third draw made in July 2024, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.25 per share. These warrants expire on July 23, 2026.

At closing of the initial funding of the August 2024 Term Loan, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.97 per share. These warrants expire on August 27, 2026. Upon the second draw made in December 2024, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.20 per share. These warrants expire on December 11, 2026.

The 2024 Term Loans were accounted for as a conventional debt instrument and are accounted for in accordance with ASU 2020-06.

As a result of the issuance of the warrants with the initial closing of the February 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $0.2 million as a debt discount and additional paid-in capital on the consolidated balance sheets. As a result of the additional draws made in May 2024 and July 2024, the Company recorded the fair value of the additional warrants in the amount of $0.2 million and $0.2 million, respectively, as debt discounts and additional paid-in capital. Subsequently, these debt discounts are being recorded to interest expense, related party over the term of the February 2024 Term Loan.

As a result of the issuance of the warrants with the initial closing of the August 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $0.5 million as a debt discount and additional paid-in capital on the consolidated balance sheets. As a result of the additional draw made in December 2024, the Company recorded the fair value of the additional warrant in the amount of $0.3 million as a debt discount and additional paid-in capital. Subsequently, this debt discount is being recorded to interest expense, related party over the term of the August 2024 Term Loan.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the warrants issued in connection with the 2024 Term Loans is estimated using the Black-Scholes option model using the following key inputs during the year ended December 31, 2024:

Year Ended December 31, 2024
Risk-free interest rate	3.8% - 4.9%
Expected term (years)	1.77 - 2.00
Volatility	42.0% - 49.0%
Stock price	$1.24 - $3.05

During the year ended December 31, 2024, respectively, the Company recognized $0.7 million of interest expense in relation to the 2024 Term Loans, at an effective interest rate of 9.68% and 10.67% for the February 2024 Term Loan and August 2024 Term Loan, respectively. Additionally, during the year ended December 31, 2024, the Company recognized $0.1 million of amortization of the debt discount. As of December 31, 2024, accrued interest of $0.7 million is recorded in accrued expenses and unamortized debt discount of $1.3 million is recorded within term loans payable (related party) on the Company’s consolidated balance sheets.

10. Common Stock

As of December 31, 2024 and 2023, the Company was authorized to issue 400,000,000 shares of Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s Common Stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 11).

Contingent Sponsor Shares

Pursuant to the Sponsor Support Agreement, and as of the date of issuance, 1,000,000 shares of Common Stock held by the Sponsor shall be unvested and subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement (the “Contingent Sponsor Shares”). The Contingent Sponsor Shares shall vest upon the FDA’s approval of the Acclaim CI (the “FDA Approval”). If a change of control of the Company shall occur following the Closing, then the conditions for vesting of any Contingent Sponsor Shares that remain unvested as of immediately prior to the consummation of the change of control shall be deemed to have been achieved and such Contingent Sponsor Shares shall immediately vest as of immediately prior to the consummation of such change of control.

As of December 20, 2024 the Company and the Sponsor entered into an agreement to remove the vesting restriction on the Contingent Sponsor Shares, more fully described in Note 11 under “Sponsor Induced Conversion”.

The Contingent Sponsor Shares met the definition of a derivative, but met the criteria to be considered indexed to the Company’s stock and the equity-classification criteria. Accordingly, the Contingent Sponsor Shares were classified as permanent equity.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Warrants

The following table summarizes the Company’s outstanding warrant activity for the years ended December 31, 2024 and 2023 (in number of warrant shares):

	Shortfall Warrants	Publicly Traded Warrants	2024 Term Loan Warrants	Common Stock Warrants (Related Party)
December 31, 2022	—	—	—	8,695,000
Issued	3,874,394	14,166,666	—	—
Exercised	—	—	—	(70,000)
Forfeited	—	—	—	(8,625,000)
December 31, 2023	3,874,394	14,166,666	—	—
Issued	—	—	2,000,000	—
Exercised	(664,883)	—	—	—
Forfeited	—	—	—	—
December 31, 2024	3,209,511	14,166,666	2,000,000	—

Common Stock Warrants (Related Party)

Between November 2013 and July 2022, the Company issued warrants to purchase shares of Envoy Medical Corporation Common Stock to stockholders in connection with the issuance of the Convertible Notes and the issuance of Envoy Medical Corporation Preferred Stock.

On April 17, 2023, the Common Stock Warrants (Related Party) were amended to provide for automatic cashless exercise or cancellation of the warrants immediately prior to the Merger. On September 29, 2023, the Common Stock Warrants (Related Party) were canceled or converted on a net exercise basis into shares of Common Stock. There were no outstanding Common Stock Warrants (Related Party) as of December 31, 2024 and 2023.

2024 Term Loan Warrants

During the year ended December 31, 2024, the Company issued warrants to purchase 2,000,000 shares of its Common Stock to a related party in conjunction with the 2024 Term Loans (see Note 9) (the “2024 Term Loan Warrants”). The 2024 Term Loan Warrants are all outstanding as of December 31, 2024.

Forward Purchase Agreement Warrant Liability

Pursuant to the terms of the Forward Purchase Agreement, the Company issued to Meteora warrants to purchase 3,874,394 shares of Common Stock (the “Shortfall Warrants”). As issued, the Shortfall Warrants had an exercise price determined based on the volume weighted average price of the Common Stock, subject to a $4.00 price floor (the “Exercise Price Floor”), which Exercise Price Floor is adjustable for certain issuances of Common Stock at a price below the then-current Exercise Price Floor. The Shortfall Warrants had an expiration date of June 30, 2024 upon issuance. The fair value of the Shortfall Warrants are presented in the forward purchase agreement warrant liability line on the consolidated balance sheets. The change in fair value of the Shortfall Warrants each period is recorded within the change in fair value of forward purchase agreement warrant liability line on the consolidated statements of operations and comprehensive loss.

On June 24, 2024, the Company and Meteora entered into Amendment No. 1 to the Shortfall Warrants to extend the expiration date of the Shortfall Warrants to December 31, 2024. On December 19, 2024, the Company and Meteora entered into Amendment No. 2 to the Shortfall Warrants to extend the expiration date of the Shortfall Warrants to December 31, 2025. The Company concluded that a modification of the liability classified Shortfall Warrants had no impact on its balance sheet classification and is reflected in the change in fair value of forward purchase agreement warrant liability due to modification in the consolidated statements of operations and comprehensive loss and recognized in net loss for the year ended December 31, 2024.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On various dates during the year ended December 31, 2024, Meteora exercised Shortfall Warrants resulting in the issuance of 664,883 shares of Common Stock, generating gross proceeds of $1.8 million. As of December 31, 2024, Shortfall Warrants to purchase 3,209,511 shares of Common Stock remained outstanding.

Sale of Common Stock Through Forward Purchase Agreement

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date of the Business Combination, the Meteora parties purchased 425,606 shares of the Company’s Common Stock directly from the redeeming stockholders of Anzu. During the year ended December 31, 2024, the Meteora parties sold the 425,606 shares of Common Stock and, pursuant to the Forward Purchase Agreement, the Company received $4.00 per share sold, or $1.7 million, net of transaction costs.

11. Series A Preferred Stock

As of December 31, 2024 and 2023, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to the Envoy Bridge Note, the Sponsor Support Agreement and the Subscription Agreement, the Company has outstanding an aggregate of 4,126,667 and 4,500,000 shares of Series A Preferred Stock (see Note 3) as of December 31, 2024 and 2023, respectively, originally issued to the following investors:

●	1,000,000 shares of Series A Preferred Stock to GAT pursuant to the Envoy Bridge Note;

●	2,500,000 shares of Series A Preferred Stock to the Sponsor pursuant to the Sponsor Support Agreement; and

●	1,000,000 shares of Series A Preferred Stock to certain affiliates of the Sponsor in the PIPE transaction pursuant to the Subscription Agreement.

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of December 31, 2024 and is adjustable for certain dilutive events.

At any time from and after 90 days following the Merger, if the closing price per share of Common Stock was greater than $15.00 for any twenty (20) trading days within a period of thirty (30) trading days, the Company could have elected, in its discretion, to convert all, but not less than all, of the then outstanding shares of Series A Preferred Stock into shares of Common Stock. In this case, each share of Series A Preferred Stock then outstanding would have been converted into the number of shares of Common Stock equal to the quotient of i) $10.00 divided by ii) $15.00.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The holders of Series A Preferred Stock are also entitled to dividends or distributions (“Participating Dividends”) senior to Common Stock of the Company when such dividends are declared. There were no Participating Dividends declared as of December 31, 2024 or 2023.

Specifically pursuant to the 2,500,000 shares of Series A Preferred Stock issued subject to the Sponsor Support Agreement, any dividends arising will accrue and not require timely payment at any time when the Company has less than $10.0 million of net tangible assets. During both the year ended December 31, 2024 and 2023, the Company did not meet the $10.0 million net tangible asset requirement and deferred payment on the dividends related to the $2.5 million Series A Preferred Stock shares held by the Sponsor. As of December 31, 2024 and 2023, the Company had accrued $0.1 million and $0.8 million, respectively, in unpaid dividends as a result of the Sponsor Support Agreement.

With respect to the holders of the Series A Preferred Stock other than the Series A Preferred Stock subject to the Sponsor Support Agreement held by the Sponsor, the Company had accrued $0.5 million and $0.6 million as of December 31, 2024 and 2023, respectively, in unpaid Regular Dividends.

Liquidation Preference

In the event of any liquidation, deemed liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of the Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any of the assets or surplus funds of the Company to the holders of any security of the Company that ranks junior to the Series A Preferred Stock, including, but not limited to, the Common Stock, an amount per share of Series A Preferred Stock equal to the greater of i) $10.00 plus any unpaid cash dividends and ii) the amount the holder would have received, if such holder, immediately prior to such involuntary liquidation, dissolution or winding up of Company, had converted such shares of Series A Preferred Stock into Common Stock.

Sponsor Induced Conversion

On December 20, 2024 (the “Effective Date”), the Company entered into a Conversion and Waiver Agreement (the “Conversion Agreement”) with the Sponsor.

As of the Effective Date of the Conversion Agreement, Sponsor was the holder of 2,500,000 shares of the Company’s Series A Preferred Stock and the Contingent Sponsor Shares. The Contingent Sponsor Shares were unvested and subject to certain restrictions and risk of forfeiture under the Sponsor Support Agreement until certain milestones were achieved. Pursuant to the terms of the Sponsor Support Agreement, the Company may, under certain circumstances, accrue Regular Dividends and defer cash payment to the Sponsor until such circumstances are resolved.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the Conversion Agreement, the Sponsor and the Company agreed that, upon the Effective Date of the Conversion Agreement: (i) the Sponsor waives the Company’s obligation to pay the $3.7 million of dividends accrued on the Series A Preferred Stock as of the Effective Date; (ii) the Company waives the restriction and vesting requirement for the Contingent Sponsor Shares, making these shares unrestricted and freely tradable; (iii) the Company agreed to make a voluntary, temporary reduction in the conversion price, pursuant to the terms of the Certificate of Designation, of all of the outstanding shares of Series A Preferred Stock effective December 20, 2024 through January 20, 2025 from $11.50 per share of Common Stock issuable upon conversion of a share of Series A Preferred Stock to $3.63 (the “Conversion Price Reduction”), with the conversion ratio determined by dividing the $10.00 original issue price of the Series A Preferred Stock by such Conversion Price; and (iv) the Sponsor agreed to convert 373,333 shares of Series A Preferred Stock into 1,028,986 shares of Common Stock at the temporary Conversion Price.

As the Company was legally released from its obligation to pay certain accrued dividends to the Sponsor, the Company derecognized the accrued dividends in the amount of $3.7 million as a result of the Conversion Agreement. The Company determined that the release of the accrued dividends represents paid-in-kind consideration in the form of a stock dividend, as the Sponsor agreed to receive Common Stock at a reduced conversion price under the Conversion Agreement in exchange for waiving the Company’s obligation to pay the accrued dividends.

Additionally, the Company determined that the conversion of the Series A Preferred Stock into Common Stock was an induced conversion as the reduced conversion price was only offered for a limited time and included the issuance of all equity securities issuable pursuant to the conversion privileges included in the terms of the Series A Preferred Stock for each share of Series A Preferred Stock that was converted to Common Stock. As such, an inducement charge of $1.2 million related to the fair value of the additional shares issued compared to the original terms of the Series A Preferred Stock was recognized within accumulated deficit as well as a deduction from the net loss to arrive at net loss attributable to common stockholders in the Company’s consolidated statements of operations and comprehensive loss.

As a result of the the waiver of the restriction and vesting requirement for the Contingent Sponsor Shares, the Company recognizes the incremental fair value of the outstanding Contingent Sponsor Shares as a dividend to the Sponsor in the amount of $0.5 million. The deemed dividend is treated as an increase to net loss attributable to common stockholders on the Company’s consolidated statements of operations and comprehensive loss. The deemed dividend resulted in offsetting amounts recorded in additional paid-in capital on the Company's consolidated balance sheets.

12. Stock Options

The Company had a stock incentive plan (the “2003 Stock Option Plan”) that provided for the granting of stock options or other stock incentives to employees, officers, directors and consultants. In March 2013, the Company and its stockholders adopted a new plan (the “2013 Stock Option Plan”) on substantially the same terms and conditions of the 2003 Stock Option Plan. The Company and its stockholders reserved a total of 7,000,000 shares of Envoy Medical Corporation Common Stock for issuance under the 2013 Stock Option Plan and reduced the number of shares of Envoy Medical Corporation Common Stock available for issuance under the 2003 Stock Option Plan from 6,400,000 to 552,000. As of April 2013, the 2003 Stock Option Plan expired and no further stock options or shares may be granted under that plan. On April 17, 2023, the Company and the stock option holders agreed that the stock options granted under the 2003 Stock Option Plan will be cancelled and terminated for no consideration upon completion of the Merger.

On April 17, 2023, the Company’s board of directors adopted a new equity incentive plan, and the plan was approved by the stockholders on September 27, 2023 (the “2023 Equity Incentive Plan”). An aggregate of 4,000,000 shares of Common Stock are reserved and may be issued under the 2023 Equity Incentive Plan, provided that until such time as certain milestones are achieved the aggregate number of shares of Common Stock that may be issued pursuant to the 2023 Equity Incentive Plan will be 2,500,000 shares. As of December 31, 2024 there were options to acquire 2,214,769 shares of Common Stock outstanding under the 2023 Equity Incentive Plan. The Company initially values options at fair value on the grant date. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, which generally vest based on continued service over four years and expire ten years from the date of grant, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. Certain stock options granted in 2023 and 2024 under the 2023 Equity Incentive Plan have a certain percentage that are exercisable at any time following the date of grant and then vest based on continuous service over three years and expire ten years from the date of grant.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes option model to estimate the fair value of stock options. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of options granted in 2024 and 2023:

	2024	2023
Expected volatility	66.0% - 75.3%	72.4% - 73.8%
Expected dividend yield	—	—
Expected life (years)	6.08 - 6.25	5.77 - 6.25
Risk-free rate	3.9% - 4.4%	4.3% - 4.7%

The following table summarizes the Company’s stock option activity for the year ended December 31, 2024 and 2023:

	Options	Weighted- average Exercise Price per Option	Weighted- average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	263,000	$1.25	1.0	$—
Granted	2,085,034	$2.39	9.8	$—
Terminated	(380,300)	$1.60	N/A	$—
Outstanding at December 31, 2023	1,967,734	$2.38	9.8	$—
Exercisable and vested at December 31, 2023	907,262	$2.40	9.8	$—
Granted	286,810	$2.23	9.6	$7,356
Terminated	(39,775)	$1.61	N/A	$—
Outstanding at December 31, 2024	2,214,769	$2.38	8.9	$4,956
Exercisable and vested at December 31, 2024	1,226,641	$2.39	8.8	$—

The aggregate intrinsic value of stock options vested during the years ended December 31, 2024 and 2023 is zero because the fair value of the underlying Common Stock was less than the exercise price for all options as of each date.

The stock-based compensation expense related to option grants was $0.6 million and $1.6 for the years ended December 31, 2024 and 2023, respectively.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of option activity during the years ended December 31, 2024 and 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	—	$—
Granted	2,085,034	$1.61
Vested	(907,262)	$1.60
Forfeited	(117,300)	$1.66
Unvested balance at December 31, 2023	1,060,472	$1.62
Granted	286,810	$2.41
Vested	(319,379)	$1.64
Forfeited	(39,775)	$3.03
Unvested balance at December 31, 2024	988,128	$1.81

As of December 31, 2024, stock-based compensation related to unvested option awards of $1.8 million remains unamortized, which is expected to be recognized over a weighted-average period of 3.10 years.

Total stock-based compensation expense associated with stock options was classified as follows on the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023:

	2024	2023
Research and development expense	$165	$156
Sales and marketing expense	11	63
General and administrative expense	386	1,356
Total stock-based compensation expense	$562	$1,575

Employee Stock Purchase Plan

In September 2023, the Company established an employee stock purchase plan under which eligible employees may direct the Company to withhold up to 15% of their gross pay to purchase shares of common stock at a price equal to 85% of the lower of the offering date stock price or exercise date stock price. During the year ended December 31, 2024, there were 32,758 shares of Common Stock purchased, representing $63 thousand in contributions made by employees, under the employee stock purchase plan.

13. Income Taxes

The components of the benefit from income taxes consist of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred:
Deferred benefit	$2,585	$5,776
Deferred tax asset valuation allowance	(2,585)	(5,776)
Total benefit from income taxes	$—	$—

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate differs from the federal statutory rate primarily due to the tax expense impact of nondeductible equity compensation and other permanent differences, tax credits, state taxes, and the valuation allowance.

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2024	2023
Tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	0.2%	1.5%
Permanent items	(0.6)%	(11.8)%
Federal business credits	(0.8)%	(0.4)%
Valuation allowance	(14.9)%	(10.3)%
Other	(4.9)%	—%
Effective income tax rate	—%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as net operating loss carryforwards and research and development credit carryforwards.

The components of deferred tax assets and liabilities consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$43,283	$41,156
Startup/organization costs	3,130	3,865
Tax credits	1,828	1,960
Capitalized research and development	3,720	—
Other	1,251	3,685
Total deferred tax assets	53,212	50,666
Valuation allowance	(52,779)	(50,228)
Net total deferred tax assets	433	438
Deferred tax liabilities:
Derivative instruments	(194)	(418)
Other	(239)	(20)
Total deferred tax liabilities	(433)	(438)
Net deferred tax assets	$—	$—

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of tax contingencies is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Gross tax contingencies - January 1	$516	$545
Gross decreases for current year	—	(29)
Gross increases for current year	964	—
Gross tax contingencies - December 31	$1,480	$516

The change in valuation allowance was $3.3 million and $5.8 million for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had federal tax net operating loss carryforwards of $193.0 million which will be available to offset earnings during the carryforward period. Additionally, as of December 31, 2024, the Company had state net operating loss carryforwards of $51.0 million. If not used, these carryforwards, including federal tax carryforwards generated prior to December 31, 2017, expire in 2025 continuing through 2035. As a result of the Tax Cuts and Jobs Act, the federal tax net operating loss carryforwards generated in the years ended December 31, 2018 through 2022 do not expire. In addition, significant changes in ownership of the Company as defined in Section 382 of the Internal Revenue Code could put limitations on the availability of the net operating loss carryforwards. Currently, no analysis has been performed to determine the applicability of the limitations if any that may have occurred to date.

As of December 31, 2024, the Company had federal research and development credits carryforwards of $1.6 million. Additionally, the Company had gross state research and development credits carryforwards of $0.8 million as of December 31, 2024. Both the federal and state research and development credits carryforwards will be available to offset earnings during the carryforward period. If not used, these credits expire in 2025 continuing through 2035.

The impact of an uncertain tax position taken or expected to be taken on an income tax return must be recognized in the consolidated financial statements at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized in the consolidated financial statements unless it is more likely than not of being sustained. As of December 31, 2024, the Company recorded an uncertain tax benefit within other liability on the consolidated balance sheet in the amount of $0.1 million resulting from a refund remitted to the Company during the year ended December 31, 2024 related to payments and carryforwards reported by Anzu on its final tax return prior to the Business Combination on September 29, 2023.

Subsequently, during the year ended December 31, 2024, the Company received a notice from the Internal Revenue Service (“IRS”) indicating an additional refund of $0.8 million is to be remitted to the Company. This refund is also considered to be the result of estimated tax payments made by Anzu as reported on its short period tax return filed for the period January 1, 2023 to September 29, 2023, prior to the Business Combination. The Company is uncertain whether the IRS treated the transaction as an IRC 368(a)(1)(F) reorganization (“F reorganization”) or as an IRC 368(a)(1)(A) reorganization (“A reorganization”). As of December 31, 2024, the Company recorded a receivable on its consolidated balance sheets in the amount of $0.8 for this refund. The Company has determined that it is appropriate to retain the funds, once received, under the premise that the transaction was treated as an F reorganization rather than an A reorganization, however, given the uncertainty of that outcome, the Company will establish an uncertain tax position liability as of December 31, 2024. The Company received the refund during the first quarter of 2025.

The Company has reduced its deferred tax asset for research and development credit by $0.5 million and $0.5 million for uncertain tax positions as of December 31, 2024 and 2023, respectively.

The Company currently files income tax returns in Arizona, Maryland, Michigan, Minnesota, Texas, and Vermont. Due to the previous losses incurred, the Company is subject to income tax examination by tax authorities since inception. The Company has not been, nor is it currently, under examination by any tax authorities.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the CODM in deciding resource allocation and assessing performance. The Company has determined that its CODM is its Chief Executive Officer.

The Company has one reportable segment: hearing. The hearing segment derives revenue from the sale of the Esteem FI-AMEI implants and replacement components to Esteem FI-AMEI implants. The Company enters into arrangements with patients to provide them with the Esteem FI-AMEI device, personal programmer devices, sound processor replacements, and Battery replacements.

The Company derives revenue primarily in the United States and manages the business activities on a consolidated basis.

The accounting policies of the hearing segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the hearing segment and decides how to allocate resources based on net loss that also is reported on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The CODM uses net loss to evaluate the results generated from segment assets (return on assets) in deciding whether to make investments into the hearing segment or into other parts of the entity, such as for entering into significant contracts, hiring of key management or executive personnel, making significant capital investment decisions, or changing Company-wide strategy.

Net loss is used to monitor budget versus actual results and assist the CODM in understanding the Company’s cash flows and liquidity position, which is critical as a development state entity. This allows the CODM to make the appropriate spending decisions for the Company.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023.

	Year ended December 31,
	2024	2023
Net revenues	$225	$316
Costs and operating expenses:
Cost of goods sold	742	789
Research and development	10,179	8,956
Sales and marketing	1,734	1,666
General and administrative	6,826	7,264
Total costs and operating expenses	19,481	18,675
Operating loss	(19,256)	(18,359)

Other segment items(1)	(697)	(11,617)
Interest expense, related party	(816)	—
Other income	(26)	54
Total other expense, net	(1,539)	(11,563)
Net loss	$(20,795)	$(29,922)

(1)	Other segment items include the change in fair value of convertible notes payable (related party), change in fair value of forward purchase agreement put option liability, change in fair value of forward purchase agreement warrant liability, change in fair value of forward purchase agreement warrant liability due to modification, and change in fair value of publicly traded warrant liability.

15. Related Party Transactions

The Company had various transactions with a member of the Company’s board of directors and a controlling stockholder of the Company, which is considered a related party.

●	The Company leases its headquarters office space in Minnesota from the stockholder. The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was approximately $1.2 million and $0.6 million as of December 31, 2024 and 2023, respectively. See Note 7 for additional information related to this lease including the operating lease cost for the years ended December 31, 2024 and 2023.

●	The Company received several loan financings from the stockholder or his affiliates between 2012 and 2024 (see Note 9), including the Convertible Notes, the Envoy Bridge Note, the 2024 Term Loans, and the March 2025 Term Loan (see Note 18).

●	The Company has a shared services arrangement with a company that is indirectly owned by the stockholder, for certain support services used in the course of business. This arrangement originated on January 1, 2022 with a term of two years that automatically renews each year thereafter unless terminated by either party. In relation to the shared services arrangement, the Company expensed $0.1 million during both the years ended December 31, 2024 and 2023.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Commitment and Contingencies

The Company is party to various litigation matters arising from time to time in the ordinary course of business.

In January 2020, the Company’s controlling stockholder and convertible debt holder, along with current and former directors of the Company were named in a lawsuit brought by minority stockholders (the “Spearman Plaintiffs”). This lawsuit alleges our controlling stockholder of “self-dealing” in order to obtain control of the Company. In February 2020, there was a similar lawsuit referring to and citing the first lawsuit brought up by additional minority stockholders alleging our controlling stockholder and directors of similar wrong-doings. The February 2020 lawsuit was withdrawn in 2021. In June 2023, the Company received an additional complaint from additional stockholders affiliated or associated with the Spearman Plaintiffs, raising claims that were substantially the same as the claims raised in the existing litigation. On August 25, 2023, the Company entered into a binding agreement in principle to settle all claims and counterclaims in the lawsuit. On September 15, 2023, the parties entered into a binding settlement agreement. The settlement agreement included a transfer of all of the plaintiff’s stock holdings in Envoy Medical to an entity affiliated with the majority stockholder of the Company, which was completed on September 28, 2023. The settlement agreement did not require any payment to be made by the Company.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery. Atlas alleges that it was not allowed to redeem its shares of the Company’s Common Stock and that Defendants acted to prevent Atlas’s attempt to redeem its shares. Defendants assert that Atlas did not comply with the requirements for redeeming shares set forth in the Company’s organizational documents. Atlas asserts damages in the amount of approximately $9.4 million, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

The Company has business liability insurance to cover litigation costs exceeding $50 thousand. As of December 31, 2024 and 2023, the Company has not recorded accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share amounts):

	Year ended December 31,
	2024	2023
Numerator:
Net loss	$(20,795)	$(29,922)
Less: Induced conversion of Series A Preferred Stock into Common Stock	(1,162)	—
Less: Deemed dividend on waiver of restriction on Class A Common Stock	(495)	—
Less: Cumulative preferred dividends	(5,521)	(1,349)
Net loss attributable to common stockholders, basic and diluted	$(27,973)	$(31,271)

Denominator:
Weighted-average Common Stock outstanding, basic and diluted	18,790,448	12,295,391
Net loss per share attributable to common stockholders, basic and diluted	$(1.49)	$(2.54)

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

	Year ended December 31,
	2024	2023
Stock options	2,214,769	1,967,734
Series A Preferred Stock (as converted to common stock)	3,588,406	3,913,043
Publicly traded warrants	14,166,666	14,166,666
Shortfall Warrants	3,209,511	3,874,394
Contingent Sponsor Shares	—	1,000,000
2024 Term Loan Warrants	2,000,000	—
	25,179,352	24,921,837

ENVOY MEDICAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Subsequent Events

The Company has evaluated all events occurring through the date on which these consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure, except for the following:

Loan from Related Party

Subsequent to the year ended December 31, 2024, the Company issued a promissory note (the “March 2025 Term Loan”) with a minimum principal amount of $5.0 million and up to $10.0 million to GAT. Upon meeting certain conditions, the Company may draw funds in $2.5 million tranches under the March 2025 Term Loan up to $10.0 million until the second anniversary of the March 2025 Term Loan. The March 2025 Term Loan has a five-year term and matures on March 6, 2030. The principal amount drawn bears interest at a rate of 8.0% per annum and is paid quarterly in arrears after the second anniversary of the March 2025 Term Loan. Interest will accrue and not be paid for the first two years of the term and will compound and be added to the principal balance of the March 2025 Term Loan on the first and second anniversary of the March 2025 Term Loan. The Company may prepay the accrued interest and principal of the March 2025 Term Loan without penalty, with 10 days’ notice. At closing, the Company requested and GAT agreed to fund an initial $5.0 million in principal under the March 2025 Term Loan. Additional draws will be made in $2.5 million tranches.

As a commitment fee, the Company will issue GAT warrants to purchase 375,000 shares of its Common Stock for each $2.5 million of principal funded under the March 2025 Term Loan. The warrants will have an exercise price equal to the closing price on the date of funding of the applicable tranche and a termination date as of the third anniversary of the initial closing for all warrants. At closing of the initial funding, the Company issued GAT warrants to purchase 750,000 shares of Common Stock at an exercise price of $1.35 per share.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of December 31, 2024 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with GAAP.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was ineffective as of December 31, 2024 and that there were control deficiencies that constituted material weaknesses as described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of December 31, 2024:

●	The Company does not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements.

●	The Company’s management does not implement a formal risk assessment that addresses risks relevant to financial reporting objectives, including cybersecurity and fraud risks.

●	The Company has not designed, documented and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation, posting, modification and review of journal entries, and the accounting treatment of complex transactions, including fair value measurement under GAAP.

●	The Company has not designed and maintained effective controls over certain information technology general controls for information systems that are relevant to the preparation of its consolidated financial statements, including ineffective controls around user access and segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2024.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Management

The following table sets forth information concerning our current directors and executive officers, including their ages as of March 24, 2025. There are no family relationships among any of our directors or executive officers.

Name	Age	Title
Brent T. Lucas	43	Chief Executive Officer and Director
David R. Wells	62	Chief Financial Officer
Charles R. Brynelsen	68	Chairman
Glen A. Taylor	83	Director and Chairman Emeritus
Michael Crowe	61	Director
Mona Patel	57	Director
Janis Smith-Gomez	57	Director
Susan J. Kantor	69	Director

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

Michael Crowe. Michael Crowe has decades of experience in the medical device industry with a focus on operations. Since March 2023, Mr. Crowe has served as Senior Vice President Operations for Bioventus LLC. Previously, he served as Vice President Operations for Abbott Vascular from January 2015 to March 2023. Mr. Crowe earlier served in similar roles for Caris Life Sciences, Covidien Devices, Johnson & Johnson, Iomega Corporation, and SKF USA, Inc. Mr. Crowe earned a bachelor’s degree in engineering from the University of Louisville and an MBA from Duke University.

The Board believes Mr. Crowe is qualified to serve a member of the Board due to his wide-ranging experience in the management and operations of multinational public companies in the medical device industry, including significant experience overseeing distribution, supply chain and sourcing, facilities, engineering, customer service, reimbursement services, and product launch, which the Board believes will be vital to the Company’s next stages of development.

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

Karin Simonson. Karin Simonson has served as our Vice President, General Counsel & Corporate Secretary since December, 2023. From April, 2023 to December, 2023, Ms. Simonson was General Counsel for Monarch Healthcare Management. She has over 20 years of diverse in-house counsel experience supporting clinical, regulatory, sales, marketing, compliance, data privacy, research and development, HR, IT, contracts and commercial operations with increasing responsibilities at both small and large companies including, Coloplast, Medtronic, American Medical Systems and Carlson Hotels Worldwide. She began her legal career over 25 years ago in commercial litigation, but over the last 15+ years has focused on the medical device industry. Ms. Simonson is currently and has been a board member of the Association of Corporate Counsel (ACC)- Minnesota Chapter for the last 9 years and has been an ACC member since 2007. Ms. Simonson has a BS, magna cum laude, from the University of Minnesota-Twin Cities and a JD, magna cum laude, from Mitchell Hamline School of Law. She is also a volunteer attorney with Children’s Law Center of Minnesota.

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

ITEM 11. Executive Compensation

The information required by this Item 11 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

ITEM 14. Principal Accounting Fees and Service

The information required by this Item 14 will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

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

ITEM 16. Form 10-K Summary

None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1 (+)	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	8-K	001-40133	2.1	April 18, 2023
2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4	333-271920	2.2	May 15, 2023
2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4/A	333-271920	2.3	September 1, 2023
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40133	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40133	3.2	October 5, 2023
3.3	Certificate of Designation of Series A Preferred Stock of the Company.	8-K	001-40133	3.3	October 5, 2023
4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as Warrant Agent.	8-K	001-40133	10.1	March 4, 2021
4.2	Form of Shortfall Warrant.	S-1/A	333-276590	4.2	February 15, 2024
4.3	Description of Securities.	10-K	001-40133	4.3	April 1, 2024
4.4 (#)	Form of Private Warrant
10.1	Amendment to Letter Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, Anzu SPAC GP I LLC and Anzu’s officers and directors.	8-K	001-40133	10.2	October 5, 2023
10.2 (+)	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, Anzu SPAC GP I LLC and certain stockholders.	8-K	001-40133	10.3	October 5, 2023
10.3 (*)	Envoy Medical, Inc. Equity Incentive Plan.	8-K	001-40133	10.22	October 5, 2023
10.4 (*)	Envoy Medical, Inc. Employee Stock Purchase Plan.	8-K	001-40133	10.23	October 5, 2023
10.5 (*)	Form of Envoy Medical, Inc. Indemnification Agreement.	8-K	001-40133	10.21	October 5, 2023
10.6	Forward Purchase Agreement, dated as of April 17, 2023.	8-K	001-40133	10.4	April 18, 2023
10.7 (+)	Amendment No. 1 to Forward Purchase Agreement, dated as of May 25, 2023.	S-4/A	333-271920	10.27	June 30, 2023
10.8	Amendment No. 2 to Forward Purchase Agreement, dated as of September 28, 2023.	8-K	001-40133	10.24	October 5, 2023
10.9 (*)	Employment Agreement, dated October 16, 2023, between Envoy Medical Corporation and Brent T. Lucas.	8-K	001-40133	10.1	October 20, 2023
10.10 (*)	Employment Agreement, dated August 15, 2023, between Envoy Medical Corporation and David R. Wells.	10-Q	001-40133	10.10	November 17, 2023

10.11 (*)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Charles R. Brynelsen.	10-K	001-40133	10.11	April 1, 2024
10.12 (*)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Susan Kantor.	10-K	001-40133	10.12	April 1, 2024
10.13 (*)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Mona Patel.	10-K	001-40133	10.13	April 1, 2024
10.14 (*)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Janis Smith-Gomez.	10-K	001-40133	10.14	April 1, 2024
10.15 (*)	Form of Option Award Agreement.	10-K	001-40133	10.15	April 1, 2024
10.16	Promissory Note, dated February 27, 2024, between Envoy Medical, Inc. and GAT Funding, LLC	10-Q	001-40133	10.1	May 15, 2024
10.17	Amendment to Forward Stock Purchase Agreement, dated July 29, 2024, between Envoy Medical, Inc. and the Meteroa FPA Parties.	8-K	001-40133	10.1	August 1, 2024
10.18	Promissory Note, dated August 27, 2024, between Envoy Medical, Inc. and GAT Funding, LLC.	10-Q	001-40133	10.1	November 14, 2024
10.19	Conversion and Waiver Agreement, dated December 20, 2024, by and between Envoy Medical, Inc. and Anzu SPAC GP I LLC.	8-K	001-40133	10.1	December 20, 2024
10.20	Amendment No. 1 to Common Stock Purchase Warrant, issued by Envoy Medical, Inc. to the Meteora Parties.	8-K	001-40133	10.1	June 25, 2024
10.21	Amendment No. 2 to Common Stock Purchase Warrant, issued by Envoy Medical, Inc. to the Meteora Parties.	8-K	001-40133	10.1	December 23, 2024
10.22	At The Market Offering Agreement dated as of January 17, 2025, between Envoy Medical, Inc and Roth Capital Partners, LLC	8-K	001-40133	10.1	January 17, 2025
10.23 (#)	Building Lease dated as of May 20, 2016, between Envoy Medical Corporation and Taylor Corporation, as amended.
10.24 (#)	Servies Agreement dated as of January 1, 2022, between Envoy Medical Corporation and Taylor Technology Services, Inc.
16.1	Letter of WithumSmith+Brown, PC to the Securities and Exchange Commission, dated October 24, 2023.	8-K	001-40133	16.1	October 24, 2023
19.1	Envoy Medical, Inc. Policy on Inside Information and Insider Trading.	10-K	001-40133	19.1	April 1, 2024
21.1 (#)	List of Subsidiaries.
23.1 (#)	Consent of Independent Registered Public Accounting Firm
24.1 (#)	Power of Attorney (included on signature pages herein).
31.1 (#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (#)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (#)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Envoy Medical, Inc. Policy for the Recoupment of Erroneously Awarded Compensation.	10-K	001-40133	97.1	April 1, 2024
101.INS(#)	Inline XBRL Instance Document.
101.SCH(#)	Inline XBRL Taxonomy Extension Schema Document.
101.CAL(#)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(#)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(#)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(#)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104(#)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Indicates a management contract or compensatory plan.

(#)	Filed herewith.

(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2025	ENVOY MEDICAL, INC.

/s/ Brent T. Lucas
	Name:	Brent T. Lucas
	Title:	Chief Executive Officer

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

Signature	Title	Date

/s/ Brent T. Lucas	Chief Executive Officer and Director	March 28, 2025
Brent T. Lucas	(Principal Executive Officer)

/s/ David R. Wells	Chief Financial Officer	March 28, 2025
David R. Wells	(Principal Financial and Accounting Officer)

/s/ Charles R. Brynelsen	Director	March 28, 2025
Charles R. Brynelsen

/s/ Glen A. Taylor	Director	March 28, 2025
Glen A. Taylor

/s/ Michael Crowe	Director	March 28, 2025
Michael Crowe

/s/ Mona Patel	Director	March 28, 2025
Mona Patel

/s/ Janis Smith-Gomez	Director	March 28, 2025
Janis Smith-Gomez

/s/ Susan J. Kantor	Director	March 28, 2025
Susan J. Kantor