Form 10-Q
period 2025-03-31
Envoy Medical, Inc.
filed 2025-05-01
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 1, 2025, the registrant had 21,326,619 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

ENVOY MEDICAL, INC.

Quarterly Report on Form 10-Q

For the Three Months ended March 31, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash	$5,312	$5,483
Accounts receivable, net	42	38
Other receivable	23	780
Inventories	1,657	1,708
Prepaid expenses and other current assets	1,278	1,375
Total current assets	8,312	9,384
Property and equipment, net	1,220	1,275
Operating lease right-of-use asset (related party)	853	879
Total assets	$10,385	$11,538

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,662	$1,652
Accrued expenses	5,057	4,416
Other current liabilities	415	573
Forward purchase agreement warrant liability	51	472
Product warranty liability, current portion	265	282
Operating lease liability, current portion (related party)	145	143
Total current liabilities	7,595	7,538
Term loans payable (related party)	23,106	18,716
Product warranty liability, net of current portion	1,771	1,771
Operating lease liability, net of current portion (related party)	778	802
Publicly traded warrant liability	468	662
Other liability	891	891
Total liabilities	34,609	30,380

Commitments and contingencies (see Note 14)

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 100,000,000 shares authorized and 10,000,000 shares designated as of March 31, 2025 and December 31, 2024; 4,126,667 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 21,326,609 shares issued and outstanding as of March 31, 2025 and December 31, 2024	2	2
Additional paid-in capital	266,861	266,013
Accumulated deficit	(290,970)	(284,734)
Accumulated other comprehensive loss	(117)	(123)
Total stockholders’ deficit	(24,224)	(18,842)
Total liabilities and stockholders’ deficit	$10,385	$11,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net revenues	$46	$59
Costs and operating expenses:
Cost of goods sold	226	153
Research and development	2,748	2,360
Sales and marketing	358	325
General and administrative	1,821	2,105
Total costs and operating expenses	5,153	4,943
Operating loss	(5,107)	(4,884)
Other income (expense):
Change in fair value of forward purchase agreement put option liability	—	103
Change in fair value of forward purchase agreement warrant liability	421	(262)
Change in fair value of publicly traded warrant liability	194	(1,177)
Interest expense, related party	(495)	(36)
Other expense, net	(11)	(14)
Total other income (expense), net	109	(1,386)
Net loss	(4,998)	(6,270)

Cumulative preferred dividends	(1,238)	(1,365)

Net loss attributable to common stockholders, basic and diluted	$(6,236)	$(7,635)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.41)
Weighted-average Class A Common Stock outstanding, basic and diluted	21,326,609	18,599,982
Other comprehensive income (loss):
Foreign currency translation adjustment	6	(1)
Other comprehensive income (loss)	6	(1)
Comprehensive loss	$(4,992)	$(6,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months ended March 31, 2025
	Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2024	4,126,667	$—	21,326,609	$2	$266,013	$(284,734)	$(123)	$(18,842)
Dividends on the Series A Preferred Stock	—	—	—	—	—	(1,238)	—	(1,238)
Stock-based compensation	—	—	—	—	160	—	—	160
Issuance of warrants associated with Term Loans	—	—	—	—	688	—	—	688
Foreign currency translation adjustment	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(4,998)	—	(4,998)
Balance at March 31, 2025	4,126,667	$—	21,326,609	$2	$266,861	$(290,970)	$(117)	$(24,224)

	For the Three Months Ended March 31, 2024
	Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2023	4,500,000	$—	18,599,982	$2	$255,596	$(257,256)	$(118)	$(1,776)
Dividends on the Series A Preferred Stock	—	—	—	—	—	(1,365)	—	(1,365)
Sale of Class A Common Stock through forward purchase agreement	—	—	—	—	1,683	—	—	1,683
Stock-based compensation	—	—	—	—	123	—	—	123
Issuance of warrants associated with Term Loans	—	—	—	—	179	—	—	179
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Balance at March 31, 2024	4,500,000	$—	18,599,982	$2	$257,581	$(264,891)	$(119)	$(7,427)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(4,998)	$(6,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61	34
Interest expense and amortization of debt discount on term loans payable (related party)	495	—
Amortization of prepaid insurance	247	270
Stock-based compensation	160	123
Change in fair value of publicly traded warrant liability	(194)	1,177
Change in fair value of forward purchase agreement warrant liability	(421)	262
Change in fair value of forward purchase agreement put option liability	—	(103)
Change in operating lease right-of-use asset (related party)	26	31
Change in inventory reserve	(23)	89
Changes in operating assets and liabilities:
Accounts receivable, net	(4)	(119)
Other receivable	757	144
Inventories	74	(140)
Prepaid expenses and other current assets	(75)	(56)
Accounts payable	10	(641)
Operating lease liability (related party)	(22)	(27)
Accrued expenses	199	(357)
Product warranty liability	(17)	(6)
Other liability	—	—
Net cash used in operating activities	(3,725)	(5,589)

Cash flows from investing activities
Purchases of property and equipment	(6)	—
Deposits on equipment not yet placed in service	—	(109)
Net cash used in investing activities	(6)	(109)

Cash flows from financing activities
Payments on insurance financing loans	(233)	(257)
Proceeds from the issuance of term loans (related party)	5,000	5,000
Dividends paid to stockholders of Series A Preferred Stock	(1,213)	—
Proceeds from the sale of Common Stock associated with forward purchase agreement, net of transaction costs	—	1,683
Net cash provided by financing activities	3,554	6,426

Effect of exchange rate changes on cash	6	(1)
Net (decrease) increase in cash	(171)	727
Cash, beginning of period	5,483	4,218
Cash, end of period	$5,312	$4,945

Supplemental disclosures of cash flow information:
Cash paid for interest	$13	$14
Non-cash investing and financing activities:
Accrued and unpaid dividends on Series A Preferred Stock	$25	$1,365
Financing of prepaid insurance	$75	$65
Warrants issued with term loans (related party)	$688	$—

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

On September 29, 2023 (the “Closing Date”), a merger transaction between Envoy Medical Corporation, Anzu Special Acquisition Corp I (“Anzu”) and Envoy Merger Sub, Inc., a directly, wholly owned subsidiary of Anzu (“Merger Sub”) was completed (hereinafter, the “Merger” or “Business Combination”) pursuant to the business combination agreement, dated as of April 17, 2023 (as amended, the “Business Combination Agreement”). In connection with the closing of the Merger (the “Closing”), Merger Sub merged with Envoy Medical Corporation, with Envoy Medical Corporation surviving the merger as a wholly owned subsidiary of Anzu. In connection with the Closing, Anzu changed its name to Envoy Medical, Inc. The Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), and the Company’s public warrants commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”) on October 2, 2023 under the symbols “COCH” and “COCHW,” respectively.

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

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 425,606 shares of the Company’s Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Anzu. Also, effective upon the Closing Date, the Company paid to the Sellers a prepayment amount of $4.5 million required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 8,512 shares of the Company’s Common Stock (the “Share Consideration”). During the year ended December 31, 2024, the Sellers sold the full amount of the Recycled Shares and, pursuant to the Forward Purchase Agreement, the Company received $4.00 per share sold, or $1.7 million.

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

The condensed consolidated financial statements include the accounts of Envoy Medical and its wholly-owned subsidiaries Envoy Medical Corporation and Envoy Medical GmbH (Ansbach) (GmbH), which operates a sales office in Germany. All intercompany accounts and transactions have been eliminated in consolidation.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited financial information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, considered necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024, which are included in the Company’s Form 10-K, dated and filed with the SEC on March 31, 2025, which is accessible on the SEC’s website at www.sec.gov. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.

During the three months ended March 31, 2025, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024.

2. Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $291.0 million at March 31, 2025. From February 2024 to March 2025, the Company received advances of $25.0 million from term loans provided by a related party (see Note 8). In February 2024, the Company received net proceeds of $1.7 million from the sale of 425,606 shares of Common Stock held by the Meteora parties (see Note 1). On various dates in 2024, the Company received net proceeds of $1.8 million from the exercise by the Meteora parties of Shortfall Warrants, as defined below, for 664,883 shares of Common Stock (see Note 9). The Company had cash of $5.3 million as of March 31, 2025.

Management believes that its existing cash balances combined with future capital raises through debt and equity and cash receipts from product sales will be sufficient to fund ongoing operations through at least one year from the date the condensed consolidated financial statements are issued. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balances and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain of its discretionary spending. The Company may be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to the useful lives of property and equipment, the net realizable value of inventory, product warranty liability, stock-based compensation expense, the present value of the lease liability, the fair value of forward purchase agreement warrant liability, publicly traded warrant liability, and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the condensed consolidated statements of operations and comprehensive loss.

Revisions

Cumulative Preferred Dividends

The Company corrected the presentation of cumulative preferred dividends that were not included on the previously issued condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024. The Company now presents these cumulative preferred dividends as a component of net loss attributable to common stockholders. The Company determined that the correction was not material to the three months ended March 31, 2024 and therefore, amendment of the previously filed reports is not required.

Contingent Sponsor Shares

The Company corrected the presentation of Common Stock outstanding that previously included 1,000,000 contingent sponsor shares that were included in the previously issued condensed consolidated statement of changes in stockholders’ deficit for the three months ended March 31, 2024. These contingent sponsor shares are now excluded from the number of shares of Common Stock outstanding as of March 31, 2024. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of the contingent sponsor shares revision on the Common Stock amounts on each of the impacted financial statement line items within the Company’s condensed consolidated statement of changes in stockholders’ deficit for the three months ended March 31, 2024 was as follows:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2023	19,599,982	(1,000,000)	18,599,982
Balance at March 31, 2024	19,599,982	(1,000,000)	18,599,982

Financing of Prepaid Insurance

The Company corrected the presentation of prepaid insurance expenses and insurance financing liabilities, including the related amortization and interest expense, that were not included on the previously issued condensed consolidated financial statements for the three months ended March 31, 2024. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effect of the cumulative preferred dividends, contingent sponsor shares, and financing of prepaid insurance revisions on each of the impacted financial statement line items within the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2024 was as follows:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
General and administrative	$2,119	$(14)	$2,105
Total costs and operating expenses	4,957	(14)	4,943
Operating loss	(4,898)	14	(4,884)

Other expense, net	—	(14)	(14)
Total other income (expense), net	(1,372)	(14)	(1,386)

Cumulative preferred dividends	—	(1,365)	(1,365)

Net loss attributable to common stockholders, basic and diluted	$(6,270)	$(1,365)	$(7,635)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.09)	$(0.41)
Weighted-average Class A Common Stock outstanding, basic and diluted	19,599,982	(1,000,000)	18,599,982

The effect of the financing of prepaid insurance revision on the accumulated deficit amounts on each of the impacted financial statement line items within the Company’s condensed consolidated statement of changes in stockholders’ deficit for the three months ended March 31, 2024 was as follows:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2023	$(257,242)	$(14)	$(257,256)
Balance at March 31, 2024	$(264,877)	$(14)	$(264,891)

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of the financing of prepaid insurance revision on each of the impacted financial statement line items within the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2024 was as follows:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustments	As Revised
Amortization of prepaid insurance	$—	$270	$270
Prepaid expenses and other current assets	(43)	(13)	(56)
Net cash used in operating activities	(5,846)	257	(5,589)

Payments on insurance financing loans	—	(257)	(257)
Net cash provided by financing activities	6,683	(257)	6,426

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$14	$14

Non-cash investing and financing activities:
Financing of prepaid insurance	$—	$65	$65

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

With respect to accounts receivable, the Company performs credit evaluations of its customers and does not require collateral. There have been no material losses on the Company’s accounts receivable. There were no customers that accounted for 10.0% or more of sales for the three months ended March 31, 2025 and 2024. There were no customers that accounted for 10.0% or more of the accounts receivable balance as of March 31, 2025 and December 31, 2024

Cash

The Company maintains cash balances in bank accounts which, at times, may exceed federally insured limits.

Accounts Receivable, Net

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company grants credit to customers in the normal course of business, but generally does not require collateral or other security to support amounts due. Accounts receivable are presented net of an allowance for credit losses. Management performs ongoing credit evaluations of its customers based on financial information provided by the customer. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company estimates its allowance for credit losses by considering numerous factors, including delinquency trends along with ongoing customer credit evaluations. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for credit losses. The Company had no material bad debt expense for the three months ended March 31, 2025 and 2024. The allowance for credit losses was not material as of March 31, 2025 and December 31, 2024.

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

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company leases its headquarters office space under an operating lease with a related party and also leases office space in Germany under an operating lease (see Note 6). The determination of whether an arrangement is, or contains, a lease is performed at the inception of the arrangement and as necessary at modification. An operating lease is recorded on the condensed consolidated balance sheets with the operating lease asset representing the right to use the ROU asset for the lease term and the lease liability representing the obligation to make lease payments arising from the lease. The Company excludes variable lease payments when measuring the ROU asset and lease liability, except for those that depend on an index, a rate or are in-substance fixed payments.

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

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company, including property and equipment and ROU assets, are reviewed for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be recoverable. An asset should be tested for recoverability by comparing the carrying value of the asset to the entity-specific undiscounted net cash flows of that asset. If the carrying amount of an asset is not recoverable, an impairment loss is recognized if the asset’s carrying value exceeds its fair value. The Company did not incur any impairment charges for the three months ended March 31, 2025 and 2024.

Fair Value of Financial Instruments

The Company calculates the fair value of its assets and liabilities that qualify as financial instruments and includes this additional information in the notes to the condensed consolidated financial statements when the fair value is different than the carrying value of these financial instruments. The estimated fair value of cash, accounts receivable, other receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their carrying amounts due to the relatively short maturity of these instruments. The carrying value of the operating lease liability also approximates fair value since the instrument is recorded utilizing market rates of interest. The carrying value of the term loans payable also approximates fair value based upon current borrowing rates with similar maturities. None of these instruments are held for trading purposes.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The Company’s forward purchase agreement warrant liability is considered to be a Level 3 financial instrument measured at fair value and is described below (see Note 3).

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign-currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the other income (expense) section of the Company’s condensed consolidated statements of operations and comprehensive loss. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for its publicly traded warrant liability in accordance with ASC 815-40. Accordingly, the Company recognized the warrant instruments as a liability at fair value and adjusts the instruments to fair value at each reporting period. The publicly traded warrant liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the change in fair value of publicly traded warrant liability line item in the Company’s condensed consolidated statements of operations and comprehensive loss.

The Company accounts for its Forward Purchase Agreement in accordance with ASC 815-40. Accordingly, the Company recognized the forward purchase agreement warrant liability at fair value at each reporting period. The forward purchase agreement put option liability was, and the forward purchase agreement warrant liability is, subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the change in fair value of forward purchase agreement put option liability and change in fair value of forward purchase agreement warrant liability line items, respectively, in the Company’s condensed consolidated statements of operations and comprehensive loss. The forward purchase agreement put option liability was derecognized as of March 31, 2024 due to the sale of the Recycled Shares associated with the forward purchase agreement during the first quarter of 2024.

SPAC Excise Tax Liability

The Company recognized an excise tax liability of $2.2 million upon completion of the Company’s Business Combination as an incremental cost to repurchase the Company’s treasury shares, with an offsetting tax liability recognized. The SPAC excise tax liability is recorded in accrued expenses in the Company’s condensed consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which provides a five-step model for recognizing revenue from contracts with customers as follows:

●	identify the contract with a customer;

●	identify the performance obligations in the contract;

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company primarily derives revenue from the sale of its hearing device products. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, at the time the Company is notified the product has been implanted or used by the customer in a surgical procedure. The Company also sells prepaid battery replacement options, which is replacement of the sound processor / battery assembly (the “Battery”) for existing patients who need a new Battery.

Revenue from extended warranty plans is recognized ratably over time and was immaterial for each of three months ended March 31, 2025 and 2024. Amounts received from a customer prior to fulfillment of the performance obligation are included as accrued expenses on the condensed consolidated balance sheets and are immaterial as of March 31, 2025 and December 31, 2024. The Company has elected to account for shipping and handling activities performed as activities to fulfill the promise to transfer the products; and therefore these activities are not assessed as a separate performance obligation to its customers.

Revenue is measured as the amount of consideration the Company expects to receive, which is based on the invoiced price. The majority of the Company’s contracts have a single performance obligation and are short term in nature. The Company’s contracts do not include variable consideration.

Payment terms differ by geography and customer, but payment is generally required within 30 days from the date of product utilization. The Company also offers extended payment plans on a limited basis. Amounts due to the Company under payment plans that extend beyond 12 months are immaterial as of March 31, 2025 and December 31, 2024, and therefore the Company did not adjust the promised amount of consideration for the effects of a significant financing component.

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

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Product Warranty

The Company provides a limited warranty for its implantable components. At the time product revenue is recognized, the Company reserves for estimated future costs that may be incurred under its warranties based on historical experience. The limited warranty liability is recorded in accrued expenses in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the amount of accrued limited warranty was immaterial and the Company’s warranty payments were immaterial.

During 2013, the Company offered a lifetime warranty to clinical trial patients to cover batteries and surgery related costs. The Company estimates the costs that may be incurred under this lifetime warranty and records a liability in the amount of such costs at its present value. The lifetime warranty is recorded in product warranty liability in the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the aggregate product warranty liability was $2.0 million and $2.1 million, respectively, of which $0.3 million and $0.3 million, respectively, was classified as a current liability in the condensed consolidated balance sheets.

Patents

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Research and Development Costs

Expenditures for research and development activities are charged to operations as incurred. Research and development costs include salaries, employee benefits and laboratory testing expenses. Expenses related to clinical trials will be based on costs incurred pursuant to contracts with research institutions that are used to conduct and manage clinical trials on the Company’s behalf.

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

The Company recognizes the financial statement benefit of a tax position only to the extent the position is more likely than not to be sustained upon audit based on the technical merits of the position. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the Company’s condensed consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company has elected to recognize interest and penalties related to uncertain tax positions in the provision for income taxes.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025 and December 31, 2024, the Company recorded an uncertain tax benefit within other liability on the condensed consolidated balance sheet in the amount of $0.1 million resulting from a refund remitted to the Company related to payments and carryforwards reported by Anzu on its final tax return prior to the Business Combination on September 29, 2023.

Subsequently in the fourth quarter of 2024, the Company also received a notice from the Internal Revenue Service (“IRS”) indicating an additional refund of $0.8 million was to be remitted to the Company, which was received in the first quarter of 2025. This refund is also considered to be the result of estimated tax payments made by Anzu as reported on its short period tax return filed for the period January 1, 2023 to September 29, 2023, prior to the Business Combination. The Company is uncertain whether the IRS treated the transaction as an IRC 368(a)(1)(F) reorganization (“F reorganization”) or as an IRC 368(a)(1)(A) reorganization (“A reorganization”). During the three months ended March 31, 2025, the Company received this refund in the amount of $0.8 million. The Company has determined that it is appropriate to retain the funds, under the premise that the transaction was treated as an F reorganization rather than an A reorganization, however, given the uncertainty of that outcome, the Company has recorded an uncertain tax position liability recorded within other liability on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Foreign Currency Translation

The Euro is the functional currency for the Company’s foreign subsidiary in Germany. The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at the end-of-the-period exchange rates, and the revenues and expenses are translated at weighted-average rates for the respective reporting period. Unrealized translation gains and losses are recorded as a translation adjustment, which is included in the Company’s condensed consolidated statements of changes in stockholders’ deficit as well as a component of accumulated other comprehensive loss on the Company’s condensed consolidated statements of operations and comprehensive loss.

Net Loss per Share

The Company’s Series A Preferred Stock certificate of designation entitles the holders to participate in dividends on an as converted basis when declared on Common Stock. As a result, the Series A Preferred Stock meets the definition of a participating security, which requires the Company to apply the two-class method to compute both basic and diluted net loss per share attributable to common stockholders. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. The two-class method requires income available to holders of the Company’s Common Stock for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income for the period had been distributed. In periods where there is a net loss, no allocation of undistributed net loss to the Series A Preferred Stock is performed as the holders of the Series A Preferred Stock are not contractually obligated to participate in the Company’s losses. The Company reported net losses of $6.2 million and $7.6 million attributable to the stockholders of the Company’s Common Stock for the three months ended March 31, 2025 and 2024, respectively.

Basic net loss per share of common stock is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares outstanding, plus the impact of potential common shares, if dilutive, resulting from the potential exercise of warrants or options, and the potential conversion of preferred stock into Common Stock, under the if-converted method. In periods where a net loss is recorded, no effect is given to potentially dilutive securities, because the effect would be anti-dilutive.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 effective January 1, 2024. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will add required disclosures of significant expenses for each reportable segment, as well as certain other disclosures to help investors understand how the CODM evaluates segment expenses and operating results. The new standard will also allow disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance. The Company adopted ASU 2023-07 effective for the year ended December 31, 2024. See Note 12 for related disclosures.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The standard will be effective for public companies for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on the Company’s disclosures within its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), that requires public companies to disclose, in interim and reporting periods, additional information about certain expenses in the financial statements. For public business entities, it is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently evaluating the impact that ASU 2024-03 will have on the Company’s disclosures within the condensed consolidated financial statements.

3. Fair Value Measurements

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$51	$51
Publicly traded warrant liability	468	—	—	468
	$468	$—	$51	$519

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$472	$472
Publicly traded warrant liability	662	—	—	662
	$662	$—	$472	$1,134

The fair value of the forward purchase agreement warrant liability is a Level 3 fair value measurement, and was estimated using Monte Carlo simulation models. The use of significant unobservable inputs could result in those inputs being different at the reporting dates and which could result in a significantly higher or lower fair value measurement at the reporting dates. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Stock price	$1.30	$1.43
Initial exercise price	$10.46	$10.46
Annual volatility	89.0%	130.0%
Remaining term (in years)	0.75	1.00
Risk-free rate	4.05%	4.08%

The Company has classified the publicly traded warrant liability within Level 1 of the hierarchy as the warrant is separately listed and traded in an active market. The publicly traded warrant’s listed price in an active market was used as the fair value.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2024	$472
Change in fair value	(421)
Balance as of March 31, 2025	$51

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

Inventories, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$1,439	$1,386
Work-in-progress	54	203
Finished goods	164	119
	$1,657	$1,708

5. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Lab equipment	$3,106	$3,106
Production equipment	2,249	2,249
Computer equipment	654	648
Office equipment	102	102
Total	6,111	6,105
Less: Accumulated depreciation	(4,891)	(4,830)
Property and equipment, net	$1,220	$1,275

Depreciation expense was less than $0.1 million for the three months ended March 31, 2025 and 2024.

6. Operating Leases

The Company leases its headquarters office space in Minnesota and leases office space in Germany. The headquarters office space lease is with a stockholder, which is considered a related party. During the year ended December 31, 2024, the Company and the landlord agreed to modify the lease to extend the lease term for three (3) additional years through December 31, 2030. Additionally, the Company requested and the landlord provided an additional 1,664 square feet of usable office space, for a total of 11,540 square feet of rentable space. Accordingly, base rent was increased to $6 thousand per month and increases each year by approximately four percent. Also, tenant improvements completed by the landlord totaling $0.15 million will be repaid in three $50 thousand annual payments beginning July 1, 2027. As a result of the modification, the Company recognized an increase to the ROU asset and operating lease liability of $0.5 million.

The lease of the office space in Germany is not with a related party and is immaterial.

The components of leases and lease costs were as follows (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use asset (related party)	$853	$879

Operating lease liability, current portion (related party)	$145	$143
Operating lease liability, net of current portion (related party)	778	802
	$923	$945

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$51	$97
	$51	$97

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other supplemental information of lease amounts recognized in the condensed consolidated financial statements is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liability	$45	$113

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term - in years	5.8	6.0
Weighted-average discount rate	9.9%	9.9%

Future minimum lease payments associated with these leases were as follows as of March 31, 2025 (in thousands):

2025 (remaining)	$185
2026	223
2027	230
2028	195
2029	198
Thereafter	151
1,182
Less: Imputed interest	(259)
$923

7. Product Warranty Liability

Changes in warranty liability were as follows (in thousands):

Amount
Balance as of December 31, 2024	$2,053
Utilization	(17)
Balance at March 31, 2025	$2,036

The assumptions utilized in developing the liability as of March 31, 2025 include an estimated cost per unit of $6 thousand, an average Battery life of five years, inflationary increase of 3.8%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.2% was used in the calculation as of March 31, 2025.

8. Debt (Related Party)

Term Loans

In February 2024, the Company issued a promissory note (the “February 2024 Term Loan”) with a minimum principal amount of $5.0 million and up to $10.0 million to GAT Funding, LLC (“GAT”), an entity controlled by Glen A. Taylor, a member of the Company’s board of directors and a controlling stockholder of the Company. At closing, the Company drew down $5.0 million from the February 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7.5 million of net tangible assets, the Company had the ability to draw the remaining $5.0 million in $2.5 million tranches, as long as each request was made prior to February 1, 2025. In both May 2024 and July 2024, the Company requested and received additional advances of $2.5 million under the February 2024 Term Loan. As of March 31, 2025, the balance outstanding on the February 2024 Term Loan was $9.5 million, net of discount.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2024, the Company issued an additional promissory note (the “August 2024 Term Loan”) with a principal amount of up to $10.0 million to GAT. At closing, the Company drew down $5.0 million from the August 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7.5 million of net tangible assets, the Company had the ability to draw the remaining $5.0 million in $2.5 million tranches, as long as each request is made prior to August 1, 2025. In December 2024, the Company requested and received an additional advance of $5.0 million under the August 2024 Term Loan. As of March 31, 2025, the balance outstanding on the August 2024 Term Loan was $9.3 million, net of discount.

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

As a commitment fee, the Company was required to issue warrants to purchase 250,000 shares of its Common Stock for each $2.5 million of principal funded under the February 2024 Term Loan and August 2024 Term Loan. The warrants have an exercise price equal to the closing price on the date of funding of the applicable tranche.

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

In March 2025, the Company issued a promissory note (the “March 2025 Term Loan” and, collectively with the February 2024 Term Loan and August 2024 Term Loan, the “Term Loans”) with a minimum principal amount of $5.0 million and up to $10.0 million to GAT. At closing, the Company drew down $5.0 million from the March 2025 Term Loan. Provided that no event of default has occurred and the Company submits a request for funding certifying that the Company has less than $7.5 million of net tangible assets, the Company has the ability to draw the remaining $5.0 million in $2.5 million tranches, as long as each request is made prior to March 2026. As of March 31, 2025, the balance outstanding on the March 2025 Term Loan was $4.3 million, net of discount.

The March 2025 Term Loan has a five-year term and matures on March 6, 2030. The principal amount drawn bears interest at a rate of 8.0% per annum and is paid quarterly in arrears after the second anniversary of the March 2025 Term Loan. Interest will accrue and is not payable for the first two years of the term and will compound and be added to the principal balance of the March 2025 Term Loan both on the first and second anniversary of the March 2025 Term Loan. The Company may prepay the accrued interest and principal of the March 2025 Term Loan without penalty, with 10 days’ notice.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As a commitment fee, the Company will issue warrants to purchase 375,000 shares of its Common Stock for each $2.5 million of principal funded under the March 2025 Term Loan. The warrants will have an exercise price equal to the closing price on the date of funding of the applicable tranche and a termination date as of the third anniversary of the initial closing for all warrants. At closing of the initial funding, the Company issued GAT warrants to purchase 750,000 shares of Common Stock at an exercise price of $1.35 per share.

The Term Loans were accounted for as a conventional debt instrument and are accounted for in accordance with ASU 2020-06.

As a result of the issuance of the warrants with the initial closing of the February 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $0.2 million as a debt discount and additional paid-in capital on the condensed consolidated balance sheets. As a result of the additional draws made in May 2024 and July 2024, the Company recorded the fair value of the additional warrants in the amount of $0.2 million and $0.2 million, respectively, as debt discounts and additional paid-in capital. Subsequently, these debt discounts are being recorded to interest expense, related party over the term of the February 2024 Term Loan.

As a result of the issuance of the warrants with the initial closing of the August 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $0.5 million as a debt discount and additional paid-in capital on the condensed consolidated balance sheets. As a result of the additional draw made in December 2024, the Company recorded the fair value of the additional warrant in the amount of $0.3 million as a debt discount and additional paid-in capital. Subsequently, these debt discounts are being recorded to interest expense, related party over the term of the August 2024 Term Loan.

As a result of the issuance of the warrants with the initial closing of the March 2025 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $0.7 million as a debt discount and additional paid-in capital on the condensed consolidated balance sheets. Subsequently, this debt discount is being recorded to interest expense, related party over the term of the March 2025 Term Loan.

The Company uses the Black-Scholes option model to estimate the fair value of warrants issued in connection with the Term Loans. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of warrants issued during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Risk-free rate	3.9%	4.6%
Expected dividend yield	—	—
Expected term (years)	2.0	1.8
Expected volatility	136.0%	42.4%
Stock price	$1.35	$3.05

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses a present value calculation of future cash flows to estimate the fair value of the Term Loans at the date of issuance. The Company used the following inputs in the valuation of Term Loans issued during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Principal	$5,000,000	$5,000,000
Coupon rate	8.0%	8.0%
Issuance date	3/6/2025	2/27/2024
Interest type	Fixed - rate	Fixed - rate
Payment frequency	Maturity	Maturity
Interest day count	Actual / 365	Actual / 365
Maturity	3/6/2030	2/27/2029
Market rate (1)	11.7%	7.8%

(1) Discounted using the interpolated S&P CCC yield curve commensurate with the remaining term of the note.

During the three months ended March 31, 2025 and 2024 the Company recognized $0.5 million and less than $0.1 million, respectively, of interest expense in relation to the Term Loans, at effective interest rate ranging from 9.66% to 12.41%. Included within this interest expense total, the Company recognized $012 million and less than $0.1 million of debt discount amortization during the three months endd March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, accrued interest of $1.1 million and $0.7 million, respectively, is recorded in accrued expenses and unamortized debt discount of $1.9 million and $1.3 million, respectively, is recorded within term loans payable (related party) on the Company’s condensed consolidated balance sheets.

9. Common Stock

As of March 31, 2025 and 2024, the Company was authorized to issue 400,000,000 shares of Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s Common Stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 10).

Contingent Sponsor Shares

Pursuant to the sponsor support and forfeiture agreement dated April 17, 2023 by and between Anzu, Envoy Medical Corporation and the Sponsor, as amended or modified from time to time (the “Sponsor Support Agreement”), and as of the date of issuance, 1,000,000 shares of Common Stock held by the Sponsor were unvested and subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement (the “Contingent Sponsor Shares”). The Contingent Sponsor Shares were to vest upon the FDA’s approval of the Acclaim CI (the “FDA Approval”). If a change of control of the Company occurred following the Closing, then the conditions for vesting of any Contingent Sponsor Shares that remain unvested as of immediately prior to the consummation of the change of control were to be deemed to have been achieved and such Contingent Sponsor Shares would have immediately vested as of immediately prior to the consummation of such change of control.

As of December 20, 2024 the Company and the Sponsor entered into an agreement to remove the vesting restriction on the Contingent Sponsor Shares, more fully described in Note 10 under “Sponsor Induced Conversion”.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Outstanding Warrants

The following table summarizes the Company’s outstanding warrant activity for the three months ended March 31, 2025 (in number of warrant shares):

	Shortfall Warrants	Publicly Traded Warrants	Term Loan Warrants
December 31, 2024	3,209,511	14,166,666	2,000,000
Issued	—	—	750,000
Exercised	—	—	—
Forfeited	—	—	—
March 31, 2025	3,209,511	14,166,666	2,750,000

Term Loan Warrants

During the three months ended March 31, 2025 and 2024, the Company issued warrants to purchase 750,000 and 500,000 shares, respectively, of its Common Stock to a related party in conjunction with the Term Loans (see Note 8) (the “Term Loan Warrants”). The Term Loan Warrants are all outstanding as of March 31, 2025.

Forward Purchase Agreement Warrant Liability

Pursuant to the terms of the Forward Purchase Agreement, the Company issued to the Meteora parties warrants to purchase 3,874,394 shares of Common Stock (the “Shortfall Warrants”). As issued, the Shortfall Warrants had an exercise price determined based on the volume weighted average price of the Common Stock, subject to a $4.00 price floor (the “Exercise Price Floor”), which Exercise Price Floor is adjustable for certain issuances of Common Stock at a price below the then-current Exercise Price Floor. The Shortfall Warrants had an expiration date of June 30, 2024 upon issuance. The fair value of the Shortfall Warrants is presented in the forward purchase agreement warrant liability line on the condensed consolidated balance sheets. The change in fair value of the Shortfall Warrants each period is recorded within the change in fair value of forward purchase agreement warrant liability line on the condensed consolidated statements of operations and comprehensive loss.

On June 24, 2024, the Company and the Meteora parties entered into Amendment No. 1 to the Shortfall Warrants to extend the expiration of the Shortfall Warrants to December 31, 2024. On July 29, 2024, the Company and the Meteora parties entered into an amendment to adjust the Exercise Price Floor of certain Shortfall Warrants from $4.00 to $2.00 for 1,000,000 of the Shortfall Warrants, $3.00 for an additional 1,000,000 Shortfall Warrants, and with remainder of the Shortfall Warrants retaining the $4.00 Exercise Price Floor. On December 19, 2024, the Company and the Meteora parties entered into Amendment No. 2 to the Shortfall Warrants to extend the expiration date of the Shortfall Warrants to December 31, 2025.

During the three months ended March 31, 2025 and 2024, the Meteora parties did not exercise any Shortfall Warrants. As of March 31, 2025, Shortfall Warrants to purchase 3,209,511 shares of Common Stock remained outstanding.

10. Series A Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to a convertible promissory note, dated April 17, 2023, between Envoy Medical Corporation and GAT (the “Envoy Bridge Note”), the Sponsor Support Agreement and the Subscription Agreement, the Company has outstanding an aggregate of 4,126,667 shares of Series A Preferred Stock as of March 31, 2025 and December 31, 2024, respectively, originally issued to the following investors:

●	1,000,000 shares of Series A Preferred Stock to GAT pursuant to the Envoy Bridge Note;

●	2,500,000 shares of Series A Preferred Stock to the Sponsor pursuant to the Sponsor Support Agreement; and

●	1,000,000 shares of Series A Preferred Stock to certain affiliates of the Sponsor in the PIPE Transaction pursuant to the Subscription Agreement.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As described subsequently in this note, on December 20, 2024, the Company entered into a Conversion and Waiver Agreement with the Sponsor whereby 373,333 shares of Series A Preferred Stock were converted into Common Stock.

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of March 31, 2025 and is adjustable for certain dilutive events.

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

The holders of Series A Preferred Stock are also entitled to dividends or distributions (“Participating Dividends”) senior to Common Stock of the Company when such dividends are declared. There were no Participating Dividends declared as of March 31, 2025 and December 31, 2024.

Specifically pursuant to the 2,500,000 shares of Series A Preferred Stock issued subject to the Sponsor Support Agreement, any dividends arising will accrue and not require timely payment at any time when the Company has less than $10.0 million of net tangible assets. During the three months ended March 31, 2025 and 2024, the Company did not meet the $10.0 million net tangible asset requirement and deferred payment on the dividends related to the $2.5 million of Series A Preferred Stock shares held by the Sponsor. As of March 31, 2025 and December 31, 2024, the Company had accrued $0.7 million and $0.1 million, respectively, in unpaid dividends as a result of the Sponsor Support Agreement.

With respect to the holders of the Series A Preferred Stock other than the Series A Preferred Stock subject to the Sponsor Support Agreement held by the Sponsor, the Company had accrued zero and $0.5 million as of March 31, 2025 and December 31, 2024, respectively, in unpaid Regular Dividends.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Conversion Agreement, the Sponsor and the Company agreed that, upon the Effective Date of the Conversion Agreement: (i) the Sponsor waived the Company’s obligation to pay the $3.7 million of dividends accrued on the Series A Preferred Stock as of the Effective Date; (ii) the Company waived the restriction and vesting requirement for the Contingent Sponsor Shares, making these shares unrestricted and freely tradable; (iii) the Company agreed to make a voluntary, temporary reduction in the conversion price, pursuant to the terms of the Certificate of Designation, of all of the outstanding shares of Series A Preferred Stock effective December 20, 2024 through January 20, 2025 from $11.50 per share of Common Stock issuable upon conversion of a share of Series A Preferred Stock to $3.63 per share (the “Conversion Price Reduction”), with the conversion ratio determined by dividing the $10.00 original issue price of the Series A Preferred Stock by such Conversion Price; and (iv) the Sponsor agreed to convert 373,333 shares of Series A Preferred Stock into 1,028,986 shares of Common Stock at the temporary Conversion Price.

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

11. Stock Options

On April 17, 2023, the Company’s board of directors adopted a new equity incentive plan, and the plan was approved by the stockholders on September 27, 2023 (the “2023 Equity Incentive Plan”). An aggregate of 4,000,000 shares of Common Stock are reserved and may be issued under the 2023 Equity Incentive Plan, provided that until such time as certain milestones are achieved the aggregate number of shares of Common Stock that may be issued pursuant to the 2023 Equity Incentive Plan will be 2,500,000 shares. As of March 31, 2025, there were options to acquire 2,295,904 shares of Common Stock outstanding under the 2023 Equity Incentive Plan. The Company initially values options at fair value on the grant date. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award, which generally vest based on continued service over four years and expire ten years from the date of grant, subject to periodic adjustments to ensure that the cumulative amount of expense recognized through the end of any reporting period is at least equal to the portion of the grant date value of the award that has vested through that date. Certain stock options granted in 2023 under the 2023 Equity Incentive Plan have a certain percentage that are exercisable at any time following the date of grant and then vest based on continuous service over three years and expire ten years from the date of grant.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes option model to estimate the fair value of stock options. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of options granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Expected volatility	76.0%	50.0%
Expected dividend yield	—	—
Expected life (years)	6.08	6.25
Risk-free rate	4.4%	3.0%

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2025:

	Options	Weighted-average Exercise Price per Option	Weighted-average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2024	2,214,769	$2.38	8.9	$4,956
Granted	90,000	$1.54	9.9	$—
Terminated	(8,865)	$2.68	N/A	$—
Outstanding at March 31, 2025	2,295,904	$2.34	8.7	$—
Exercisable and vested at March 31, 2025	1,300,997	$2.39	8.6	$—

The stock-based compensation expense related to option grants was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

The weighted average grant date fair value of option activity for the three months ended March 31, 2025 is as follows:

	Shares	Weighted- average Grant Date Fair Value
Unvested balance at December 31, 2024	988,128	$1.81
Granted	90,000	$1.07
Vested	(74,356)	$1.65
Forfeited	(8,865)	$1.83
Unvested balance at March 31, 2025	994,907	$1.75

As of March 31, 2025, stock-based compensation related to unvested option awards of $1.7 million remains unamortized, which is expected to be recognized over a weighted-average period of 2.7 years.

Total stock-based compensation expense associated with stock options was classified as follows on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Research and development expense	$63	$27
Sales and marketing expense	4	3
General and administrative expense	93	93
Total stock-based compensation expense	$160	$123

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

In September 2023, the Company established an employee stock purchase plan under which eligible employees may direct the Company to withhold up to 15% of their gross pay to purchase shares of Common Stock at a price equal to 85% of the lower of the offering date stock price or exercise date stock price. During the three months ended March 31, 2025 and 2024, there were no shares of Common Stock purchased under the employee stock purchase plan.

12. Segment Reporting

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

The accounting policies of the hearing segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the hearing segment and decides how to allocate resources based on net loss that also is reported on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

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

The following table summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net revenues	$46	$59
Costs and operating expenses:
Cost of goods sold	226	153
Research and development	2,748	2,360
Sales and marketing	358	325
General and administrative	1,821	2,105
Total costs and operating expenses	5,153	4,943
Operating loss	(5,107)	(4,884)

Other segment items(1)	615	(1,336)
Interest expense, related party	(495)	(36)
Other expense, net	(11)	(14)
Total other income (expense), net	109	(1,386)
Net loss	$(4,998)	$(6,270)

(1)	Other segment items include the change in fair value of forward purchase agreement put option liability, change in fair value of forward purchase agreement warrant liability, and change in fair value of publicly traded warrant liability.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions

The Company had various transactions with a member of its board of directors and a controlling stockholder of the Company, which is considered a related party.

●	The Company leases its headquarters office space in Minnesota from a company owned by the stockholder. The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was $0.9 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively. See Note 6 for additional information related to this lease including the operating lease cost for the three months ended March 31, 2025 and 2024.

●	The Company received Term Loans from the stockholder during 2024 and 2025 (see Note 8).

●	The Company has a shared services arrangement with a company that is indirectly owned by the stockholder, for certain support services used in the course of business. This arrangement originated on January 1, 2022 with a term of two years that automatically renews each year thereafter unless terminated by either party. In relation to the shared services arrangement, the Company expensed less than $0.1 million during both the three months ended March 31, 2025 and 2024.

14. Commitment and Contingencies

The Company is party to various litigation matters arising from time to time in the ordinary course of business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery. Atlas alleges that it was not allowed to redeem its shares of the Company’s Common Stock and that the defendants acted to prevent Atlas’s attempt to redeem its shares. The defendants assert that Atlas did not comply with the requirements for redeeming shares set forth in the Company’s organizational documents. Atlas asserts damages in the amount of approximately $9.4 million, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company is unable to predict the outcome of this legal proceeding.

The Company has business liability insurance to cover litigation costs exceeding $50 thousand. As of March 31, 2025 and December 31, 2024, the Company has not recorded accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

15. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(4,998)	$(6,270)
Less: Cumulative preferred dividends	(1,238)	(1,365)
Net loss attributable to common stockholders, basic and diluted	$(6,236)	$(7,635)

Denominator:
Weighted-average Common Stock outstanding, basic and diluted	21,326,609	18,599,982
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.41)

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

	Three Months Ended March 31,
	2025	2024
Stock options	2,295,904	1,999,689
Series A Preferred Stock (as converted to common stock)	3,588,406	3,913,043
Publicly traded warrants	14,166,666	14,166,666
Shortfall Warrants	3,209,511	3,874,394
Contingent Sponsor Shares	—	1,000,000
Term Loan Warrants	2,750,000	500,000
	26,010,487	25,453,792

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), as well as the information contained in the Company’s Annual Report on Form 10-K, dated and filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Envoy Medical Corporation and (ii) after the Closing Date, to Envoy Medical, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including statements as to future results of operations and financial position, revenue and other metrics, products, business strategy and plans, objectives of management for future operations of the Company, market size and growth, competitive position and technological and market trends, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

●	changes in the market price of shares of our Class A Common Stock, par value $0.0001 per share (the “Common Stock”);

●	unpredictability in the medical device industry, the regulatory process to approve medical devices, and the clinical development process of the Company’s products;

●	potential need to make design changes to products to meet desired safety and efficacy endpoints;

●	changes in federal or state reimbursement policies that would adversely affect sales of the Company’s products;

●	introduction of other scientific advancements, including gene therapy or pharmaceuticals, that may impact the need for hearing devices such as cochlear implants or fully implanted active middle ear implants;

●	competition in the medical device industry, and the failure to introduce new products and services in a timely manner or at competitive prices to compete successfully against competitors;

●	disruptions in relationships with the Company’s suppliers, or disruptions in the Company’s own production capabilities for some of the key components and materials of its products;

●	changes in the need for capital and the availability of financing and capital to fund these needs;

●	changes in interest rates or rates of inflation;

●	changes in tariff regulations, duties and tax requirements;

●	legal, regulatory and other proceedings that could be costly and time-consuming to defend;

●	changes in applicable laws or regulations, or the application thereof on the Company;

●	a loss of any of the Company’s key intellectual property rights or failure to adequately protect intellectual property rights;

●	the Company’s ability to maintain the listing of its securities on The Nasdaq Stock Market LLC (“Nasdaq”);

●	the effects of catastrophic events, including war, terrorism and other international conflicts; and

●	other risks and uncertainties indicated in the Company’s Form 10-K, including those set forth under the section entitled “Risk Factors.”

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

As described above, Envoy Medical entered into a business combination agreement with Anzu Special Acquisition Corp I (“Anzu”) on April 17, 2023 (as amended, the “Business Combination Agreement”). The transactions under the Business Combination Agreement (collectively, the “Business Combination”) were completed on September 29, 2023, in connection with which Anzu changed its name to Envoy Medical, Inc. (and together with its subsidiaries, “Envoy Medical”, the “Company”, “we”, “us” or “our”, unless the context otherwise requires).

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of March 31, 2025 and December 31, 2024, and the three months ended March 31, 2025 and 2024, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, together with related notes thereto included in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

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

The Investigational Device Exemption (“IDE”) to begin a pivotal clinical study on the fully implanted Acclaim CI was granted by the FDA in October of 2024. Seven investigational sites were selected prior to the end of 2024. To date, five of the seven investigational sites have received Institutional Review Board (“IRB”) approvals and been successfully activated. The two remaining sites are waiting for IRB approval and activation.

The IDE was approved as a “staged” clinical trial with the first stage allowing enrollment of 10 study participants. Envoy Medical may request expansion into the second stage once it has discussed initial three to six month data on the 10 study participants with the FDA. If allowed by the FDA to proceed into the second stage, an additional 46 study participants will be enrolled for a total study population of 56 patients.

The first two surgeries took place in February of 2025 and all 10 patients in the first stage were implanted by mid-April. To date, six of the 10 patients have been “activated” (i.e., devices turned on).

Timing of expansion beyond the first stage is dependent on data collection and subsequent discussions with the FDA about the data. Envoy Medical is currently targeting expansion into the second stage in the fourth quarter of 2025 or the first quarter of 2026.

Each implanted study participant will be followed through their 12 month visit. After all 56 patients have been through their 12 month visits, the data will be collected and analyzed in accordance with the clinical study protocol and statistical analysis plan. Upon finalization of the results, Envoy Medical intends to submit a Premarket Approval (“PMA”) application to the FDA. The FDA will have 180 days to review the PMA unless a panel review is requested. If a panel review is requested, it may add several months of additional review time to the PMA. As a result, Envoy Medical currently anticipates obtaining the FDA’s decision on our PMA at some point within the second half of 2027 or first half of 2028, depending on the FDA’s review process and timeline.

The FDA approval process is uncertain and there can be no guarantees of whether the Acclaim CI will ever successfully receive FDA approval. In addition, we cannot predict the effects that changes to federal regulatory staffing, funding, and policies and procedures will have on the timeline and ultimate FDA approval decision. As a result, we cannot guarantee that we will receive FDA approval on a specific timeline, or at all.

We had a net loss of $5.0 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively, and had an accumulated deficit of $291.0 million and $284.7 million as of March 31, 2025 and December 31, 2024, respectively. We have funded our operations to date primarily through the issuance of equity securities, term debt and convertible debt and in September 2023, we received $11.7 million proceeds from the Business Combination (see Note 1, “Nature of the Business and Basis of Presentation” of the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2025 included elsewhere in this Report). We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, sales and marketing expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

Key Components of Our Results of Operations

Revenue

Currently, we derive substantially all our revenue from the sale of the Esteem FI-AMEI implants and replacement components to Esteem FI-AMEI implants. We enter arrangements with patients to provide them with the Esteem FI-AMEI device, personal programmer devices, sound processor / battery assembly (“Battery”) replacements, and/or an optional Care Plan, each of which are outputs of our ordinary activities in exchange for consideration. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, when we are notified the product has been implanted or used by the customer in a surgical procedure. New implantations of the Esteem FI-AMEI are not expected to be more than a few per year and may be as low as zero. Although we believe it to be unlikely, Esteem FI-AMEI implantations could potentially increase with favorable reimbursement policy and coverage changes. We will continue our efforts to pursue positive reimbursement changes for fully implanted active middle ear implants. There will be continued nominal revenue from replacement of sound processors for patients who need a new Battery.

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

Our R&D expenses are currently tracked on a program-by-program basis. The majority of our R&D expenses incurred during the three months ended March 31, 2025 and 2024 were for the development of the Acclaim CI.

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

Change in Fair Value of Forward Purchase Agreement Put Option Liability

We recognized the forward purchase agreement put option liability at fair value at each reporting period. The liability was subject to re-measurement at each balance sheet date, and any change in fair value was recognized in our condensed consolidated statements of operations and comprehensive loss. The forward purchase agreement put option liability has been derecognized as of March 31, 2024 due to the sale of the shares associated with the forward purchase agreement during the first quarter of 2024.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

We recognize the forward purchase agreement warrant liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our condensed consolidated statements of operations and comprehensive loss during each reporting period.

Change in Fair Value of Publicly Traded Warrant Liability

We recognize the publicly traded warrant liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our condensed consolidated statements of operations and comprehensive loss during each reporting period.

Interest Expense, Related Party

Interest expense, related party consists of accrued interest for the term loans held by a related party (the “Term Loans”), as well as amortization of the debt discount recorded as a result of the warrants issued with the Term Loans. Amortization of the debt discount is recorded over the respective terms of the Term Loans.

Other Expense, Net

Other expense for the three months ended March 31, 2025 and 2024 consists of interest incurred on insurance financing loans.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

	Three Months ended March 31,		Change in
(In thousands, except percentages)	2025	2024	$	%
Net revenues	$46	$59	$(13)	(22.0)%
Costs and operating expenses:
Cost of goods sold	226	153	73	47.7%
Research and development	2,748	2,360	388	16.4%
Sales and marketing	358	325	33	10.2%
General and administrative	1,821	2,105	(284)	(13.5)%
Total costs and operating expenses	5,153	4,943	210	4.3%
Operating loss	(5,107)	(4,884)	(223)	4.6%
Other income (expense):
Change in fair value of forward purchase agreement put option liability	—	103	(103)	(100.0)%
Change in fair value of forward purchase agreement warrant liability	421	(262)	683	(260.7)%
Change in fair value of publicly traded warrant liability	194	(1,177)	1,371	(116.5)%
Interest expense, related party	(495)	(36)	(459)	1275.0%
Other expense, net	(11)	(14)	3	(22.4)%
Total other income (expense), net	109	(1,386)	1,495	(107.9)%
Net loss	$(4,998)	$(6,270)	$1,272	(20.3)%

Net Revenues

Net revenues decreased $13 thousand for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to the decrease in the number of Battery replacement sales due to supply chain limitations.

Cost of Goods Sold

Cost of goods sold increased $73 thousand for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is primarily due to an increase in headcount in preparation of production growth of the Esteem FI-AMEI product, new supplier expenses and an adjustment to the inventory reserve.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31		Change in
(In thousands, except percentages)	2025	2024	$	%
R&D product costs	$1,467	$1,342	$125	9.3%
R&D personnel costs	1,061	857	204	23.8%
Other R&D costs	220	161	59	36.6%
Total research and development costs	$2,748	$2,360	$388	16.4%

R&D expenses increased $0.4 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is primarily due to an increase in headcount and contractors in our engineering and clinical departments for the three months ended March 31, 2025, as we increased headcount across our clinical and cochlear departments in preparation for our pivotal clinical study for the Acclaim CI. The Company incurred additional expenses related to the pivotal clinical study in the form of initial site start-up costs, parts and supplies, and data capturing platforms.

Sales and Marketing Expenses

Sales and marketing expenses increased $33 thousand for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is primarily due to increased headcount, travel, and the addition of a patient engagement program, partially offset by the reduction of legal and professional fees to secure insurance reimbursement for the Esteem FI-AMEI product.

General and Administrative Expenses

General and administrative expenses decreased $284 thousand for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The decrease is primarily due to reduced legal fees and professional service costs in 2025 compared to 2024, partially offset by an increase in headcount and miscellaneous administrative expenses.

Change in Fair Value of Forward Purchase Agreement Put Option Liability

The change in the fair value of the forward purchase agreement put option liability was $0 for the three months ended March 31, 2025 compared to a gain of $103 thousand for the three months ended March 31, 2024. During the first quarter of 2024, the shares associated with the forward purchase agreement put option were sold.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The gain from the change in the fair value of the forward purchase agreement warrant liability was $421 thousand for the three months ended March 31, 2025 compared to a loss of $262 thousand for the three months ended March 31, 2024 primarily due to the decrease in stock price.

Change in Fair Value of Publicly Traded Warrant Liability

The gain from the change in the fair value of the publicly traded warrant liability was $194 thousand for the three months ended March 31, 2025 compared to a loss of $1.2 million for the three months ended March 31, 2024. This increase is due to a decrease in the Company’s closing price for those warrants during the period.

Interest Expense, Related Party

Interest expense, related party increased $459 thousand for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase is due to additional issuances of Term Loans between the two periods.

Other Expense, Net

Other expense decreased by $3 thousand for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, due to a reduction in interest incurred on insurance financing loans.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our products and fund the process of clinical FDA trials. We have funded our operations to date primarily with proceeds from issuing equity securities, term loans, convertible notes and proceeds from the Business Combination. As of March 31, 2025 and December 31, 2024, we had $5.3 million and $5.5 million of cash, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include issuances of our Common Stock, Series A preferred stock (“Preferred Stock”), warrants, convertible debt, term debt and other financing agreements such as the forward purchase agreement, and proceeds from the sales of the Esteem FI-AMEI implants and replacement components. See Note 1, “Nature of the Business and Basis of Presentation”, of the accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 included elsewhere in this Report.

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

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of the Form 10-K titled “Risk Factors – Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Three Months Ended March 31
	2025	2024
Net cash (used in) provided by:
Operating activities	$(3,725)	$(5,589)
Investing activities	(6)	(109)
Financing activities	3,554	6,426
Effect of exchange rate changes on cash	6	(1)
Net (decrease) increase in cash	$(171)	$727

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was primarily used to fund a net loss of $5.0 million and $0.9 million of cash inflows from net changes in the levels of operating assets and liabilities, adjusted for non-cash expenses in an aggregate amount of $0.4 million.

The $0.9 million of cash inflows from net changes in the levels of operating assets and liabilities was primarily due to a decrease of $0.8 million in other receivables due to the receipt of an income tax refund and other typical fluctuations resulting from timing of cash receipts and disbursements within operating accounts. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report titled “Risk Factors.”

Net cash used in operating activities for the three months ended March 31, 2024 was primarily used to fund a net loss of $6.3 million, adjusted for non-cash expenses in aggregate amount of $1.9 million and $1.2 million of cash used from net changes in the levels of operating assets and liabilities.

The $1.2 million of cash outflows from net changes in the levels of operating assets and liabilities was primarily due to decreases of 1) $0.6 million in accounts payable primarily due to payments made for professional services, Acclaim CI prototype parts, and a clinical trial and 2) $0.4 million in accrued expenses primarily due to payments of Series A Preferred Stock dividends as well as an increase of 3) $0.1 million in inventories primarily due to purchases of Battery replacement parts for the Esteem FI-AMEI.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 was $6 thousand and consisted of purchases of computer equipment.

Net cash used in investing activities for the three months ended March 31, 2024 was $0.1 million and consisted of a deposit on equipment not yet placed in service.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $3.6 million and was a result of proceeds from the issuance of Term Loans in the amount of $5.0 million, partially offset by dividends paid to preferred stockholders in the amount of $1.2 million and payments made on insurance financing loans of $0.2 million.

Net cash provided by financing activities for the three months ended March 31, 2024 was $6.4 million. This was driven by the $5.0 million proceeds from Term Loans as well as the receipt of $1.7 million from the sale of Common Stock associated with the forward purchase agreement, partially offset by payments made on insurance financing loans of $0.3 million.

Contractual Obligations and Commitments

Our principal commitments consist of our operating leases for office space, a litigation matter arising from the Company’s Business Combination, and term loans entered into during 2024 and 2025 with GAT Funding, LLC in several installments totaling $25.0 million in outstanding principal as of March 31, 2025. Our obligations for leases are described in Note 6, “Operating Leases”, information on our open litigation matter is included in Note 14, “Commitments and Contingencies”, and details on the term loans are described in Note 8, “Debt (Related Party)” of the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2025 included elsewhere in this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Related Party Arrangements

Our related party arrangements consist of receiving term loan financings, leasing our headquarters office space, and contracting for IT services from a stockholder. For further information on the related party arrangements, refer to Note 6, “Operating Leases”, Note 8, “Debt (Related Party)” and Note 13, “Related Party Transactions”, of the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2025 included elsewhere in this Report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting the condensed consolidated financial statements presented in this Form 10-Q and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the condensed consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 - Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis (in thousands):

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2024	$472
Change in fair value	(421)
Balance as of March 31, 2025	$51

The fair value of the forward purchase agreement warrant liability, which is a Level 3 fair value measurement, was estimated using a Monte Carlo simulation model. Key estimates and assumptions impacting the fair value measurement include (i) the Company’s stock price, (ii) the initial exercise price, (iii) volatility, (iv) the remaining term and (v) the risk-free rate.

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

Recently Issued/Adopted Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 2, “Summary of Significant Accounting Policies” of the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2025 included elsewhere in this Report.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or no not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard.

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

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10% or more of sales for the three months ended March 31, 2025 and 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of March 31, 2025 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of March 31, 2025:

●	The Company does not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements.

●	The Company’s management does not implement a formal risk assessment that addresses risks relevant to financial reporting objectives, including cybersecurity and fraud risks.

●	The Company has not designed, documented and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation, posting, modification and review of journal entries, and the accounting treatment of complex transactions, including fair value measurement under U.S. GAAP.

●	The Company has not designed and maintained effective controls over certain information technology general controls for information systems that are relevant to the preparation of its condensed consolidated financial statements, including ineffective controls around user access and segregation of duties.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information called for by this Item. However, for a discussion of the material risks, uncertainties and other factors that could have a material effect on us, please refer to the risk factors disclosed in the section of the Form 10-K titled “Risk Factors,” as filed with the SEC on March 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities, use of Proceeds, and Issuer Purchase of Equity Securities

During the fiscal quarter ended March 31, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1 (+)	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	8-K	001-40133	2.1	April 18, 2023
2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4	333-271920	2.2	May 15, 2023
2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4/A	333-271920	2.3	September 1, 2023
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40133	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40133	3.2	October 5, 2023
3.3	Certificate of Designation of Series A Preferred Stock of the Company.	8-K	001-40133	3.3	October 5, 2023
4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as Warrant Agent.	8-K	001-40133	10.1	March 4, 2021
4.2	Form of Shortfall Warrant.	S-1/A	333-276590	4.2	February 15, 2024
4.3	Description of Securities.	10-K	001-40133	4.3	April 1, 2024
4.4	Form of Private Warrant.	10-K	001-0133	4.4	March 31, 2025
10.1	At The Market Offering Agreement, dated January 17, 2025, between Envoy Medical, Inc and Roth Capital Partners, LLC.	8-K	001-40133	10.1	January 21, 2025
10.2 (*)	Promissory Note, dated March 6, 2025, between Envoy Medical, Inc. and GAT Funding, LLC.
31.1 (*)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (*)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (**)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (**)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statement of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.
104(#)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed herewith.

(**)	Furnished herewith.

PART III - SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVOY MEDICAL, INC.

May 1, 2025	/s/ Brent T. Lucas
	Name:	Brent T. Lucas
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 1, 2025	/s/ David R. Wells
	Name:	David R. Wells
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)