Form 10-Q
period 2025-06-30
Envoy Medical, Inc.
filed 2025-07-31
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 30, 2025, the registrant had 21,520,932 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

ENVOY MEDICAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2025

i

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

	June 30, 2025	December 31, 2024

Assets
Current assets:
Cash	$5,287	$5,483
Accounts receivable, net	43	38
Other receivable	20	780
Inventories	1,587	1,708
Prepaid expenses and other assets, current	576	887
Total current assets	7,513	8,896
Property and equipment, net	1,136	1,275
Operating lease right-of-use asset (related party)	828	879
Prepaid expenses and other assets	423	488
Total assets	$9,900	$11,538
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,619	$1,652
Accrued expenses	4,696	3,713
Accrued interest (related party)	1,034	703
Other current liabilities	179	573
Forward purchase agreement warrant liability	14	472
Product warranty liability, current portion	260	282
Operating lease liability, current portion (related party)	198	143
Total current liabilities	8,000	7,538
Term loans payable (related party)	27,932	18,716
Product warranty liability, net of current portion	1,733	1,771
Operating lease liability, net of current portion (related party)	703	802
Publicly traded warrant liability	500	662
Other liability	891	891
Total liabilities	39,759	30,380

Commitments and contingencies (see Note 13)
Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 100,000,000 shares authorized and 10,000,000 shares designated as of June 30, 2025 and December 31, 2024; 4,126,667 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 21,520,932 and 21,326,609 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	2
Additional paid-in capital	268,170	266,013
Accumulated deficit	(297,912)	(284,734)
Accumulated other comprehensive loss	(119)	(123)
Total stockholders’ deficit	(29,859)	(18,842)
Total liabilities and stockholders’ deficit	$9,900	$11,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$78	$68	$124	$127
Costs and operating expenses:
Cost of goods sold	234	245	460	398
Research and development	2,485	2,591	5,233	4,951
Sales and marketing	361	497	719	822
General and administrative	2,068	1,587	3,889	3,691
Total costs and operating expenses	5,148	4,920	10,301	9,862
Operating loss	(5,070)	(4,852)	(10,177)	(9,735)
Other income (expense):
Change in fair value of forward purchase agreement put option liability	—	—	—	103
Change in fair value of forward purchase agreement warrant liability	37	244	458	(18)
Change in fair value of publicly traded warrant liability	(32)	801	162	(376)
Interest expense, related party	(624)	(132)	(1,119)	(168)
Other expense, net	(1)	(8)	(12)	(23)
Total other income (expense), net	(620)	905	(511)	(482)
Net loss	(5,690)	(3,947)	(10,688)	(10,217)

Cumulative preferred dividends	(1,252)	(1,365)	(2,490)	(2,730)

Net loss attributable to common stockholders, basic and diluted	$(6,942)	$(5,312)	$(13,178)	$(12,947)
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.29)	$(0.62)	$(0.70)
Weighted-average Class A Common Stock outstanding, basic and diluted	21,383,852	18,599,982	21,355,388	18,599,982
Other comprehensive income (loss):
Foreign currency translation adjustment	(2)	(1)	4	(2)
Other comprehensive income (loss)	(2)	(1)	4	(2)
Comprehensive loss	$(5,692)	$(3,948)	$(10,684)	$(10,219)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share amounts)

	For the Three and Six Months Ended June 30, 2025
	Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2024	4,126,667	$—	21,326,609	$2	$266,013	$(284,734)	$(123)	$(18,842)
Dividends on the Series A Preferred Stock	—	—	—	—	—	(1,238)	—	(1,238)
Stock-based compensation	—	—	—	—	160	—	—	160
Issuance of warrants associated with Term Loans	—	—	—	—	688	—	—	688
Foreign currency translation adjustment	—	—	—	—	—	—	6	6
Net loss	—	—	—	—	—	(4,998)	—	(4,998)
Balance at March 31, 2025	4,126,667	$—	21,326,609	$2	$266,861	$(290,970)	$(117)	(24,224)
Dividends on the Series A Preferred Stock	—	—	—	—	—	(1,252)	—	(1,252)
Stock-based compensation	—	—	—	—	146	—	—	146
Issuance of warrants associated with Term Loans	—	—	—	—	882	—	—	882
Proceeds from sale of Common Stock from at-the-market (“ATM”) offering	—	—	134,771	—	204	—	—	204
Issuance of Common Stock under employee stock purchase plan	—	—	59,552	—	77	—	—	77
Foreign currency translation adjustment	—	—	—	—	—	—	(2)	(2)
Net loss	—	—	—	—	—	(5,690)	—	(5,690)
Balance at June 30, 2025	4,126,667	$—	21,520,932	$2	$268,170	$(297,912)	$(119)	$(29,859)

	For the Three and Six Months Ended June 30, 2024
	Series A Preferred Stock		Class A Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2023	4,500,000	$—	18,599,982	$2	$255,596	$(257,256)	$(118)	$(1,776)
Dividends on the Series A Preferred Stock	—	—	—	—	—	(1,365)	—	(1,365)
Sale of Common Stock through forward purchase agreement	—	—	—	—	1,683	—	—	1,683
Stock-based compensation	—	—	—	—	123	—	—	123
Issuance of warrants associated with Term Loans	—	—	—	—	179	—	—	179
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(6,270)	—	(6,270)
Balance at March 31, 2024	4,500,000	$—	18,599,982	$2	$257,581	$(264,891)	$(119)	(7,427)
Dividends on the Series A Preferred Stock	—	—	—	—	—	(1,365)	—	(1,365)
Stock-based compensation	—	—	—	—	142	—	—	142
Issuance of warrants associated with Term Loans	—	—	—	—	197	—	—	197
Foreign currency translation adjustment	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(3,947)	—	(3,947)
Balance at June 30, 2024	4,500,000	$—	18,599,982	$2	$257,920	$(270,203)	$(120)	$(12,401)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(10,688)	$(10,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	146	76
Interest expense and amortization of debt discount on term loans payable (related party)	1,118	168
Amortization of prepaid insurance	493	539
Stock-based compensation	306	265
Change in fair value of publicly traded warrant liability	(162)	376
Change in fair value of forward purchase agreement warrant liability	(458)	18
Change in fair value of forward purchase agreement put option liability	—	(103)
Change in operating lease right-of-use asset (related party)	51	(645)
Change in inventory reserve	10	262
Changes in operating assets and liabilities:
Accounts receivable, net	(5)	(104)
Other receivable	760	148
Inventories	111	(440)
Prepaid expenses and other assets	(42)	13
Accounts payable	(33)	35
Operating lease liability (related party)	(44)	734
Accrued expenses	312	(1,339)
Product warranty liability	(60)	(21)
Net cash used in operating activities	(8,185)	(10,235)

Cash flows from investing activities
Purchases of property and equipment	(7)	(357)
Deposits on equipment not yet placed in service	—	(542)
Net cash used in investing activities	(7)	(899)

Cash flows from financing activities
Payments on insurance financing loans	(469)	(519)
Proceeds from the issuance of term loans payable (related party)	10,000	7,500
Dividends paid to stockholders of Series A Preferred Stock	(1,820)	—
Proceeds from sale of Common Stock from ATM offering	204	—
Proceeds from issuance of Common Stock under employee stock purchase plan	77	—
Proceeds from the sale of Common Stock associated with forward purchase agreement, net of transaction costs	—	1,683
Net cash provided by financing activities	7,992	8,664

Effect of exchange rate changes on cash	4	(2)
Net decrease in cash	(196)	(2,472)
Cash, beginning of period	5,483	4,218
Cash, end of period	$5,287	$1,746

Supplemental disclosures of cash flow information:
Cash paid for interest	$20	$23
Non-cash investing and financing activities:
Accrued and unpaid dividends on Series A Preferred Stock	$670	$2,730
Accrued interest capitalized into term loans payable (related party)	$600	$—
Financing of prepaid insurance	$75	$65
Warrants issued with term loans payable (related party)	$1,570	$376

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

The unaudited condensed consolidated financial statements include the accounts of Envoy Medical and its wholly-owned subsidiaries Envoy Medical Corporation and Envoy Medical GmbH (Ansbach) (GmbH), which operates a sales office in Germany. All intercompany accounts and transactions have been eliminated in consolidation.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $297.9 million at June 30, 2025. From February 2024 to June 2025, the Company received advances of $30.0 million from term loans provided by a related party (see Note 8). In February 2024, the Company received net proceeds of $1.7 million from the sale of 425,606 shares of Common Stock held by the Meteora parties (see Note 1). On various dates in 2024, the Company received net proceeds of $1.8 million from the exercise by the Meteora parties of Shortfall Warrants, as defined below, for 664,883 shares of Common Stock (see Note 9). In May and June 2025, the Company received net proceeds of $0.2 million from the ATM offering (see Note 9). The Company had cash of $5.3 million as of June 30, 2025.

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

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, considered necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, which are included in the Company’s Form 10-K, dated and filed with the SEC on March 31, 2025, which is accessible on the SEC’s website at www.sec.gov. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.

During the six months ended June 30, 2025, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include but are not limited to the useful lives of property and equipment, the net realizable value of inventory, product warranty liability, stock-based compensation expense, the present value of the lease liability, the fair value of the forward purchase agreement warrant liability, and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revisions

Contingent Sponsor Shares

The Company corrected the presentation of Common Stock outstanding that previously included 1,000,000 contingent sponsor shares that were included in the previously issued unaudited condensed consolidated statement of changes in stockholders’ deficit for the three and six months ended June 30, 2024. These contingent sponsor shares are now excluded from the number of shares of Common Stock outstanding as of June 30, 2024. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effect of the contingent sponsor shares revision on the Common Stock amounts on each of the impacted financial statement line items within the Company’s unaudited condensed consolidated statement of changes in stockholders’ deficit for the three and six months ended June 30, 2024 was as follows:

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2023	19,599,982	(1,000,000)	18,599,982
Balance at June 30, 2024	19,599,982	(1,000,000)	18,599,982

	Three Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
Balance at March 31, 2024	19,599,982	(1,000,000)	18,599,982
Balance at June 30, 2024	19,599,982	(1,000,000)	18,599,982

Classification of Prepaid Insurance

The Company corrected the presentation of the non-current prepaid insurance expense that was not classified as long-term assets in the previously issued audited consolidated financial statements as of and for the year ended December 31, 2024. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

Classification of Accrued Interest (Related Party)

The Company corrected the presentation of the accrued interest (related party) that was not classified as a separate financial statement line item in the previously issued audited consolidated financial statements as of and for the year ended December 31, 2024. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effect of the classification of prepaid insurance expense and accrued interest (related party) revisions on each of the impacted financial statement line items within the Company’s audited consolidated balance sheet as of December 31, 2024 was as follows:

	December 31, 2024
	As Previously Reported	Adjustments	As Revised
Prepaid expenses and other assets, current	$1,375	$(488)	$887
Total current assets	9,384	(488)	8,896
Prepaid expenses and other assets	—	488	488
Accrued expenses	4,416	(703)	3,713
Accrued interest (related party)	—	703	703

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Financing of Prepaid Insurance

The Company corrected the presentation of prepaid insurance expenses and insurance financing liabilities, including the related amortization and interest expense, that were not included in the previously issued unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effect of the contingent sponsor shares and financing of prepaid insurance revisions on each of the impacted financial statement line items within the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 was as follows:

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
General and administrative	$3,714	$(23)	$3,691
Total costs and operating expenses	9,885	(23)	9,862
Operating loss	(9,758)	23	(9,735)

Other expense, net	—	(23)	(23)
Total other income (expense), net	(459)	(23)	(482)

Net loss per share attributable to common stockholders, basic and diluted	$(0.66)	$(0.04)	$(0.70)
Weighted-average Class A Common Stock outstanding, basic and diluted	19,599,982	(1,000,000)	18,599,982

	Three Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
General and administrative	$1,595	$(8)	$1,587
Total costs and operating expenses	4,928	(8)	4,920
Operating loss	(4,860)	8	(4,852)

Other expense, net	—	(8)	(8)
Total other income (expense), net	913	(8)	905

Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.02)	$(0.29)
Weighted-average Class A Common Stock outstanding, basic and diluted	19,599,982	(1,000,000)	$18,599,982

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The effect of the financing of prepaid insurance revision on the accumulated deficit amounts on each of the impacted financial statement line items within the Company’s unaudited condensed consolidated statement of changes in stockholders’ deficit for the three and six months ended June 30, 2024 was as follows:

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2023	$(257,242)	$(14)	$(257,256)
Balance at June 30, 2024	(270,189)	(14)	(270,203)

	Three Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
Balance at March 31, 2024	$(264,877)	$(14)	$(264,891)
Balance at June 30, 2024	(270,189)	(14)	(270,203)

The effect of the financing of prepaid insurance revision on each of the impacted financial statement line items within the Company’s unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2024 was as follows:
	Six Months Ended June 30, 2024
	As Previously Reported	Adjustments	As Revised
Amortization of prepaid insurance	$—	$539	$539
Prepaid expenses and other assets	33	(20)	13
Net cash used in operating activities	(10,754)	519	(10,235)

Payments on insurance financing loans	—	(519)	(519)
Net cash provided by financing activities	9,183	(519)	8,664

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$23	$23

Non-cash investing and financing activities:
Financing of prepaid insurance	$—	$65	$65

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Fair Value Measurements

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$14	$14
Publicly traded warrant liability	500	—	—	500
	$500	$—	$14	$514

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$472	$472
Publicly traded warrant liability	662	—	—	662
	$662	$—	$472	$1,134

The fair value of the forward purchase agreement warrant liability is a Level 3 fair value measurement, and was estimated using Monte Carlo simulation models. The use of significant unobservable inputs could result in those inputs being different at the reporting dates and which could result in a significantly higher or lower fair value measurement at the reporting dates. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Stock price	$1.42	$1.43
Initial exercise price	$10.46	$10.46
Annual volatility	67.0%	130.0%
Remaining term (in years)	0.50	1.00
Risk-free rate	4.20%	4.08%

The Company has classified the publicly traded warrant liability within Level 1 of the hierarchy as the warrant is separately listed and traded in an active market. The publicly traded warrant’s listed price in an active market was used as the fair value.

The following table summarizes the activity for the Company’s Level 3 instruments measured at fair value on a recurring basis (in thousands):

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2024	$472
Change in fair value	(458)
Balance as of June 30, 2025	$14

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$1,406	$1,386
Work-in-progress	61	203
Finished goods	120	119
	$1,587	$1,708

5. Property and Equipment, Net

Property and equipment consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Lab equipment	$3,106	$3,106
Production equipment	2,250	2,249
Computer equipment	654	648
Office equipment	102	102
Total	6,112	6,105
Less: Accumulated depreciation	(4,976)	(4,830)
Property and equipment, net	$1,136	$1,275

Depreciation expense was $0.1 million for the six months ended June 30, 2025 and 2024. Depreciation expense was less than $0.1 million for the three months ended June 30, 2025 and 2024.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued excise tax	$2,088	$2,248
Dividends payable	1,361	691
Accrued payroll	526	204
Accrued other	721	570
Total accrued expenses	$4,696	$3,713

7. Product Warranty Liability

Changes in warranty liability were as follows (in thousands):

Amount
Balance as of December 31, 2024	$2,053
Utilization	(60)
Balance at June 30, 2025	$1,993

The assumptions utilized in developing the liability as of June 30, 2025 include an estimated cost per unit of $6 thousand, an average sound processor / battery assembly (“Battery”) life of five years, inflationary increase of 3.9%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.4% was used in the calculation as of June 30, 2025.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Debt (Related Party)

February 2024 Term Loan

In February 2024, the Company issued a promissory note (the “February 2024 Term Loan”) with a minimum principal amount of $5.0 million and up to $10.0 million to GAT Funding, LLC (“GAT”), an entity controlled by Glen A. Taylor, a member of the Company’s board of directors and a controlling stockholder of the Company. At closing, the Company drew down $5.0 million from the February 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7.5 million of net tangible assets, the Company had the ability to draw the remaining $5.0 million in $2.5 million tranches, as long as each request was made prior to February 1, 2025. In both May 2024 and July 2024, the Company requested and received additional advances of $2.5 million under the February 2024 Term Loan. As of June 30, 2025, the balance outstanding on the February 2024 Term Loan was $10.2 million, net of discount.

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

August 2024 Term Loan

In August 2024, the Company issued an additional promissory note (the “August 2024 Term Loan”) with a principal amount of up to $10.0 million to GAT. At closing, the Company drew down $5.0 million from the August 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7.5 million of net tangible assets, the Company had the ability to draw the remaining $5.0 million in $2.5 million tranches, as long as each request is made prior to August 1, 2025. In December 2024, the Company requested and received an additional advance of $5.0 million under the August 2024 Term Loan. As of June 30, 2025, the balance outstanding on the August 2024 Term Loan was $9.3 million, net of discount.

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

Warrants - February 2024 Term Loan and August 2024 Term Loan

At closing of the initial funding of the February 2024 Term Loan, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.24 per share. These warrants expire on February 27, 2026. Upon the second draw made in May 2024, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $3.04 per share. These warrants expire on May 28, 2026. Upon the third draw made in July 2024, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.25 per share. These warrants expire on July 23, 2026.

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

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 2025 Term Loan

In March 2025, the Company issued a promissory note (the “March 2025 Term Loan” and, collectively with the February 2024 Term Loan and August 2024 Term Loan, the “Term Loans”) with a minimum principal amount of $5.0 million and up to $10.0 million to GAT. At closing, the Company drew down $5.0 million from the March 2025 Term Loan. Provided that no event of default has occurred and the Company submits a request for funding certifying that the Company has less than $7.5 million of net tangible assets, the Company has the ability to draw the remaining $5.0 million in $2.5 million tranches, as long as each request is made prior to March 2026. On June 26, 2025, the Company requested and received an additional advance of $5.0 million under the March 2025 Term Loan. As of June 30, 2025, the balance outstanding on the March 2025 Term Loan was $8.4 million, net of discount.

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

As a commitment fee, the Company is required to issue warrants to purchase 375,000 shares of its Common Stock for each $2.5 million of principal funded under the March 2025 Term Loan. The warrants have an exercise price equal to the closing price on the date of funding of the applicable tranche. At closing of the initial funding of the March 2025 Term Loan, the Company issued warrants to purchase 750,000 shares of Common Stock at an exercise price of $1.35 per share. These warrants expire on March 6, 2028. Upon the second draw made in June 2025, the Company issued warrants to purchase 750,000 shares of Common Stock at an exercise price of $1.48. These warrants expire on June 26, 2027.

The Term Loans were accounted for as a conventional debt instrument and are accounted for in accordance with Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).

As a result of the issuance of the warrants with the February 2024, May 2024 and July 2024 closings of the February 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $0.2 million, $0.2 million, and $0.2 million, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheets. Subsequently, these debt discounts are being recorded to interest expense, related party over the term of the February 2024 Term Loan.

As a result of the issuance of the warrants with the August 2024 and December 2024 closings of the August 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $0.5 million and $0.3 million, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheet. Subsequently, these debt discounts are being recorded to interest expense, related party over the term of the August 2024 Term Loan.

As a result of the issuance of the warrants with the March 2025 and June 2025 closings of the March 2025 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $0.7 million and $0.9 million, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheet. Subsequently, these debt discounts are being recorded to interest expense, related party over the term of the March 2025 Term Loan.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company uses the Black-Scholes option model to estimate the fair value of warrants issued in connection with the Term Loans. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of warrants issued during the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,
	2025	2024
Risk-free rate	3.7% - 3.9%	4.6% - 4.9%
Expected dividend yield	—	—
Expected term (years)	1.8 - 2.0	1.8 - 2.0
Expected volatility	136.0% - 144.0%	42.4% - 45.8%
Stock price	$1.35 - $1.48	$1.24 - $3.05

The Company uses a present value calculation of future cash flows to estimate the fair value of the Term Loans at the date of issuance. The Company used the following inputs in the valuation of Term Loans issued during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Principal	$10,000,000	$7,500,000
Coupon rate	8.0%	8.0%
Issuance date	3/11/2025 - 6/26/2025	3/4/2024 - 5/23/2024
Interest type	Fixed rate	Fixed rate
Payment frequency	Maturity	Maturity
Interest day count	Actual / 365	Actual / 365
Maturity	3/6/2030	2/27/2029
Market rate (1)	11.7% - 16.4%	7.8%

(1)	Discounted using the interpolated S&P CCC yield curve commensurate with the remaining term of the note.

During the six months ended June 30, 2025 and 2024, the Company recognized $1.1 million and $0.2 million, respectively, of interest expense in relation to the Term Loans, at effective interest rates ranging from 9.69% to 13.19%. Included within this interest expense total, the Company recognized $0.2 million and less than $0.1 million of debt discount amortization during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025 and December 31, 2024, accrued interest of $1.0 million and $0.7 million, respectively, is recorded in accrued interest (related party) and unamortized debt discount of $2.7 million and $1.3 million, respectively, is recorded within term loans payable (related party) on the Company’s unaudited condensed consolidated balance sheets.

9. Common Stock

As of June 30, 2025 and 2024, the Company was authorized to issue 400,000,000 shares of Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s Common Stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 10).

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

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 20, 2024, the Company and the Sponsor entered into an agreement to remove the vesting restriction on the Contingent Sponsor Shares, more fully described in Note 10 under “Sponsor Induced Conversion”.

Outstanding Warrants

The following table summarizes the Company’s outstanding warrant activity for the six months ended June 30, 2025 (in number of warrant shares):

	Shortfall Warrants	Publicly Traded Warrants	Term Loan Warrants
December 31, 2024	3,209,511	14,166,666	2,000,000
Issued	—	—	1,500,000
June 30, 2025	3,209,511	14,166,666	3,500,000

Term Loan Warrants

During the six months ended June 30, 2025 and 2024, the Company issued warrants to purchase 1,500,000 and 500,000 shares, respectively, of its Common Stock to a related party in conjunction with the Term Loans (see Note 8) (the “Term Loan Warrants”). The Term Loan Warrants are all outstanding as of June 30, 2025.

Forward Purchase Agreement Warrant Liability

Pursuant to the terms of the Forward Purchase Agreement, the Company issued to the Meteora parties warrants to purchase 3,874,394 shares of Common Stock (the “Shortfall Warrants”). As issued, the Shortfall Warrants had an exercise price determined based on the volume weighted average price of the Common Stock, subject to a $4.00 price floor (the “Exercise Price Floor”), which Exercise Price Floor is adjustable for certain issuances of Common Stock at a price below the then-current Exercise Price Floor. The Shortfall Warrants had an expiration date of June 30, 2024 upon issuance. The fair value of the Shortfall Warrants is presented in the forward purchase agreement warrant liability line on the unaudited condensed consolidated balance sheets. The change in fair value of the Shortfall Warrants each period is recorded within the change in fair value of forward purchase agreement warrant liability line on the unaudited condensed consolidated statements of operations and comprehensive loss.

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

During the six months ended June 30, 2025 and 2024, the Meteora parties did not exercise any Shortfall Warrants. As of June 30, 2025, Shortfall Warrants to purchase 3,209,511 shares of Common Stock remained outstanding. See Note 15 for information regarding Amendment No. 3 between the Company and the Meteora parties to adjust the Exercise Price Floor for all outstanding warrants to $1.50.

At-The-Market Offering

On January 17, 2025, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”) to conduct an at-the-market (“ATM”) equity offering program. Pursuant to the Sales Agreement, the Sales Agent acts as the Company’s agent with respect to an offering and sale, at any time and from time to time, of the Company’s Common Stock. The Company has authorized the sale, at its discretion, of Common Stock in an aggregate offering amount up to $15 million under the Sales Agreement. During the three and six months ended June 30, 2025, the Company sold 134,771 shares of its Common Stock pursuant to the ATM for gross proceeds of $212 thousand (net proceeds of $204 thousand after deducting offering expenses).

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Series A Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to a convertible promissory note, dated April 17, 2023, between Envoy Medical Corporation and GAT (the “Envoy Bridge Note”), the Sponsor Support Agreement and the Subscription Agreement, the Company has outstanding an aggregate of 4,126,667 shares of Series A Preferred Stock as of June 30, 2025 and December 31, 2024, respectively, originally issued to the following investors:

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of June 30, 2025 and is adjustable for certain dilutive events.

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

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The holders of Series A Preferred Stock are also entitled to dividends or distributions (“Participating Dividends”) senior to Common Stock of the Company when such dividends are declared. There were no Participating Dividends declared as of June 30, 2025 and December 31, 2024.

Specifically pursuant to the 2,500,000 shares of Series A Preferred Stock issued subject to the Sponsor Support Agreement, any dividends arising will accrue and not require timely payment at any time when the Company has less than $10.0 million of net tangible assets. During the three and six months ended June 30, 2025 and 2024, the Company did not meet the $10.0 million net tangible asset requirement and deferred payment on the dividends related to the 2,500,000 shares of Series A Preferred Stock held by the Sponsor. As of June 30, 2025 and December 31, 2024, the Company had accrued $1.4 million and $0.1 million, respectively, in unpaid dividends as a result of the Sponsor Support Agreement.

With respect to the holders of the Series A Preferred Stock other than the Series A Preferred Stock subject to the Sponsor Support Agreement held by the Sponsor, the Company had accrued zero and $0.6 million as of June 30, 2025 and December 31, 2024, respectively, in unpaid Regular Dividends.

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

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

11. Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in deciding resource allocation and assessing performance. The Company has determined that its CODM is its Chief Executive Officer.

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

The accounting policies of the hearing segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the hearing segment and decides how to allocate resources based on net loss that also is reported on the unaudited condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the unaudited condensed consolidated balance sheets as total assets.

The CODM uses net loss to evaluate the segment results in deciding whether to make investments into the hearing segment or into other parts of the entity, such as for entering into significant contracts, hiring of key management or executive personnel, making significant capital investment decisions, or changing Company-wide strategy.

Net loss is used to monitor budget versus actual results and assist the CODM in understanding the Company’s cash flows and liquidity position, which is critical as a development state entity. This allows the CODM to make the appropriate spending decisions for the Company.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the significant expense categories regularly reviewed by the CODM for the six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$78	$68	$124	$127
Costs and operating expenses:
Cost of goods sold	234	245	460	398
Research and development	2,485	2,591	5,233	4,951
Sales and marketing	361	497	719	822
General and administrative	2,068	1,587	3,889	3,691
Total costs and operating expenses	5,148	4,920	10,301	9,862
Operating loss	(5,070)	(4,852)	(10,177)	(9,735)

Other segment items(1)	5	1,045	620	(291)
Interest expense, related party	(624)	(132)	(1,119)	(168)
Other expense, net	(1)	(8)	(12)	(23)
Total other income (expense), net	(620)	905	(511)	(482)
Net loss	$(5,690)	$(3,947)	$(10,688)	$(10,217)

(1)	Other segment items include the change in fair value of forward purchase agreement put option liability, change in fair value of forward purchase agreement warrant liability, and change in fair value of publicly traded warrant liability.

12. Related Party Transactions

The Company had various transactions with a member of its board of directors and a controlling stockholder of the Company, which is considered a related party.

●	The Company leases its headquarters office space in Minnesota from a company owned by the stockholder. The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was $0.9 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively.

●	The Company received Term Loans from the stockholder during 2024 and 2025 (see Note 8).

●	The Company has a shared services arrangement with a company that is indirectly owned by the stockholder, for certain support services used in the course of business. This arrangement originated on January 1, 2022 with a term of two years that automatically renews each year thereafter unless terminated by either party. In relation to the shared services arrangement, the Company expensed less than $0.1 million during each of the three and six months ended June 30, 2025 and 2024.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13. Commitment and Contingencies

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

As of June 30, 2025 and December 31, 2024, the Company has not recorded accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

14. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(5,690)	$(3,947)	$(10,688)	$(10,217)
Less: Cumulative preferred dividends	(1,252)	(1,365)	(2,490)	(2,730)
Net loss attributable to common stockholders, basic and diluted	$(6,942)	$(5,312)	$(13,178)	$(12,947)

Denominator:
Weighted-average Common Stock outstanding, basic and diluted	21,383,852	18,599,982	21,355,388	18,599,982
Net loss per share attributable to common stockholders, basic and diluted	$(0.32)	$(0.29)	$(0.62)	$(0.70)

The Company’s potentially dilutive securities below, presented based on amounts outstanding at each period end, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. The weighted-average number of shares of Common Stock outstanding noted above used to calculate both basic and diluted net loss per share attributable to stockholders of Common Stock for these periods is the same.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Stock options	2,164,238	2,052,239	2,164,238	2,052,239
Series A Preferred Stock (as converted to common stock)	3,588,406	3,913,043	3,588,406	3,913,043
Publicly traded warrants	14,166,666	14,166,666	14,166,666	14,166,666
Shortfall Warrants	3,209,511	3,874,394	3,209,511	3,874,394
Contingent Sponsor Shares	—	1,000,000	—	1,000,000
Term Loan Warrants	3,500,000	750,000	3,500,000	750,000
	26,628,821	25,756,342	26,628,821	25,756,342

15. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying financial statements.

Forward Purchase Agreement Warrant Amendment

On July 28, 2025, the Company and Meteora parties entered into Amendment No. 3 to the Shortfall Warrants to change the Exercise Price Floor to $1.50 for the 3,209,511 warrants that remained outstanding. The exercise price of the Shortfall Warrants continues to be based on the volume weighted average price of the Common Stock subject to the amended Exercise Price Floor.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), as well as the information contained in the Company’s Annual Report on Form 10-K, dated and filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Envoy Medical Corporation and (ii) after the Closing Date, to Envoy Medical, Inc.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of June 30, 2025 and December 31, 2024, and the three and six months ended June 30, 2025 and 2024, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, together with related notes thereto included in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

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

The first two surgeries took place in February of 2025 and all 10 patients in the first stage were implanted by mid-April. To date, all 10 patients have been “activated” (i.e., devices turned on).

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

We had a net losses of $5.7 million and $3.9 million for the three months ended June 30, 2025 and 2024, respectively, and $10.7 million and $10.2 million for the six months ended June 30, 2025 and 2024, respectively, and had an accumulated deficit of $297.9 million and $284.7 million as of June 30, 2025 and December 31, 2024, respectively. We have funded our operations to date primarily through the issuance of equity securities, term debt and convertible debt. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, sales and marketing expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

Upon commercialization of our Acclaim CI product, we expect that Acclaim CI revenues will more than exceed our Esteem FI-AMEI revenue. We are targeting FDA approval on our PMA for the Acclaim CI in the second half of 2027 or first half of 2028, depending on the FDA’s review process and timeline.

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

Our R&D expenses are currently tracked on a project basis. The majority of our R&D expenses incurred during the three and six months ended June 30, 2025 and 2024 were for the development of the Acclaim CI.

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

Change in Fair Value of Forward Purchase Agreement Put Option Liability

We recognized the forward purchase agreement put option liability at fair value at each reporting period. The liability was subject to re-measurement at each balance sheet date, and any change in fair value was recognized in our unaudited condensed consolidated statements of operations and comprehensive loss. The forward purchase agreement put option liability has been derecognized as of March 31, 2024 due to the sale of the shares associated with the Forward Purchase Agreement during the first quarter of 2024.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

We recognize the forward purchase agreement warrant liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations and comprehensive loss during each reporting period.

Change in Fair Value of Publicly Traded Warrant Liability

We recognize the publicly traded warrant liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations and comprehensive loss during each reporting period.

Interest Expense, Related Party

Interest expense, related party consists of accrued interest for the term loans held by a related party (the “Term Loans”), as well as amortization of the debt discount recorded as a result of the warrants issued with the Term Loans. Amortization of the debt discount is recorded over the respective terms of the Term Loans.

Other Expense, Net

Other expense for the three and six months ended June 30, 2025 and 2024 consists of interest incurred on insurance financing loans as well as interest income.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

	Three Months Ended June 30,		Change in
(In thousands, except percentages)	2025	2024	$	%
Net revenues	$78	$68	10	14.7%
Costs and operating expenses:
Cost of goods sold	234	245	(11)	(4.5)%
Research and development	2,485	2,591	(106)	(4.1)%
Sales and marketing	361	497	(136)	(27.4)%
General and administrative	2,068	1,587	481	30.3%
Total costs and operating expenses	5,148	4,920	228	4.6%
Operating loss	(5,070)	(4,852)	(218)	4.5%
Other income (expense):
Change in fair value of forward purchase agreement warrant liability	37	244	(207)	(84.8)%
Change in fair value of publicly traded warrant liability	(32)	801	(833)	(104.0)%
Interest expense, related party	(624)	(132)	(492)	372.7%
Other expense, net	(1)	(8)	7	(87.5)%
Total other income (expense), net	(620)	905	(1,525)	(168.5)%
Net loss	(5,690)	(3,947)	(1,525)	38.6%

Net Revenues

Net revenues increased $10 thousand for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Revenues were flat and not significant to the results of our operations.

Cost of Goods Sold

Cost of goods sold decreased $11 thousand for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease is due to reduction in Esteem FI-AMEI material waste during production offset by increases to the inventory reserve and supplier expenses.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change in
(In thousands, except percentages)	2025	2024	$	%
R&D product costs	$1,118	$1,591	$(473)	(29.7)%
R&D personnel costs	1,115	861	254	29.5%
Other R&D costs	252	139	113	81.3%
Total research and development costs	$2,485	$2,591	$(106)	(4.1)%

R&D expenses decreased $0.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. R&D product costs decreased $0.5 million from the prior period as we moved from the development phase into the clinical trials phase. Personnel costs and other R&D costs increased $0.3 million and $0.1 million, respectively, from the prior period to support the clinical trials with additional headcount and equipment, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The decrease is due to a reduction of legal and professional fees of $0.2 million associated with securing insurance reimbursement for the Esteem FI-AMEI product, partially offset by increased headcount and travel of less than $0.1 million.

General and Administrative Expenses

General and administrative expenses increased $0.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase is primarily due to a $0.3 million severance accrual for the former CFO for the three months ended June 30, 2025.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The gain from the change in the fair value of the forward purchase agreement warrant liability was $37 thousand for the three months ended June 30, 2025 compared to a gain of $0.2 million for the three months ended June 30, 2024 primarily due to the decrease in stock price.

Change in Fair Value of Publicly Traded Warrant Liability

The loss from the change in the fair value of the publicly traded warrant liability was $32 thousand for the three months ended June 30, 2025 compared to a gain of $0.8 million for the three months ended June 30, 2024. This fluctuation is due to an increase in the Company’s closing price for those warrants during the 2025 period as compared to the 2024 period.

Interest Expense, Related Party

Interest expense, related party increased $0.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase is due to additional issuances of Term Loans between the two periods.

Other Expense, Net

Other expense decreased by $7 thousand for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to a reduction in interest incurred on insurance financing loans.

Comparison of the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,		Change in
(In thousands, except percentages)	2025	2024	$	%
Net revenues	$124	$127	$(3)	(2.4)%
Costs and operating expenses:
Cost of goods sold	460	398	62	15.6%
Research and development	5,233	4,951	282	5.7%
Sales and marketing	719	822	(103)	(12.5)%
General and administrative	3,889	3,691	198	5.4%
Total costs and operating expenses	10,301	9,862	439	4.5%
Operating loss	(10,177)	(9,735)	(442)	4.5%
Other income (expense):
Change in fair value of forward purchase agreement put option liability	—	103	(103)	(100.0)%
Change in fair value of forward purchase agreement warrant liability	458	(18)	476	(2644.4)%
Change in fair value of publicly traded warrant liability	162	(376)	538	(143.1)%
Interest expense, related party	(1,119)	(168)	(951)	566.1%
Other expense, net	(12)	(23)	11	(47.8)%
Total other income (expense), net	(511)	(482)	(29)	6.0%
Net loss	$(10,688)	$(10,217)	$(471)	4.56%

Net Revenues

Net revenues decreased $3 thousand for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Revenues were flat and not significant to the results of our operations.

Cost of Goods Sold

Cost of goods sold increased $62 thousand for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is primarily due to an increase in headcount in preparation of production growth of the Esteem FI-AMEI product.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Change in
(In thousands, except percentages)	2025	2024	$	%
R&D product costs	$2,585	$2,933	$(348)	(11.9)%
R&D personnel costs	2,176	1,718	458	26.7%
Other R&D costs	472	300	172	57.3%
Total research and development costs	$5,233	$4,951	$282	5.7%

R&D expenses increased $0.3 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. R&D product costs decreased $0.3 million from the prior period as we moved from the development phase into the clinical trials phase. Personnel costs and other R&D costs increased $0.5 million and $0.2 million, respectively, from the prior period to support the clinical trials with increased headcount and equipment, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased $0.1 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The decrease is primarily due to a reduction of legal and professional fees of $0.3 million associated with securing insurance reimbursement for the Esteem FI-AMEI product, partially offset by increased headcount and travel of $0.1 million.

General and Administrative Expenses

General and administrative expenses increased $0.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is primarily due to a $0.3 million severance accrual for the former CFO partially offset by $0.2 million in reduced professional services for the six months ended June 30, 2025.

Change in Fair Value of Forward Purchase Agreement Put Option Liability

The change in the fair value of the forward purchase agreement put option liability was zero for the six months ended June 30, 2025 compared to a gain of $0.1 million for the six months ended June 30, 2024. During the first quarter of 2024, the shares associated with the forward purchase agreement put option were sold.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The gain from the change in the fair value of the forward purchase agreement warrant liability was $0.5 million for the six months ended June 30, 2025 compared to a loss of $18 thousand for the six months ended June 30, 2024. The $0.5 million increase is primarily due to the decrease in stock price.

Change in Fair Value of Publicly Traded Warrant Liability

The gain from the change in the fair value of the publicly traded warrant liability was $0.2 million for the six months ended June 30, 2025 compared to a loss of $0.4 million for the six months ended June 30, 2024. The fluctuation is due to a decrease in the Company’s closing price for those warrants during the 2025 period compared to the 2024 period.

Interest Expense, Related Party

Interest expense, related party increased $1.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase is due to additional issuances of Term Loans between the two periods.

Other Expense, Net

Other expense decreased by $11 thousand for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to a reduction in interest incurred on insurance financing loans.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our products and fund the process of clinical FDA trials. We have funded our operations to date primarily with proceeds from issuing equity securities, term loans, convertible notes and proceeds from the Business Combination. As of June 30, 2025 and December 31, 2024, we had $5.3 million and $5.5 million of cash, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include issuances of our Common Stock, Series A preferred stock (“Preferred Stock”), warrants, convertible debt, term debt and other financing agreements such as the Forward Purchase Agreement, and proceeds from the sales of the Esteem FI-AMEI implants and replacement components. See Note 1, “Nature of the Business and Basis of Presentation”, of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Based on our cash position as of June 30, 2025, assuming there is no additional funding through the Forward Purchase Agreement or ATM, we expect to have sufficient funds for our operations through September 2025. Proceeds from the Forward Purchase Agreement or ATM, which we expect, will provide us with funding beyond September 2025. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. If we are unable to raise sufficient financing when needed or events or circumstances occur such that we do not meet our strategic plans, we may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. These matters raise substantial doubt about our ability to continue as a going concern. To the extent that we raise additional capital through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our Acclaim CI, future revenue streams, research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of the Form 10-K titled “Risk Factors – Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(8,185)	$(10,235)
Investing activities	(7)	(899)
Financing activities	7,992	8,664
Effect of exchange rate changes on cash	4	(2)
Net decrease in cash	$(196)	$(2,472)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2025 was primarily used to fund a net loss of $10.7 million and $1.0 million of cash inflows from net changes in the levels of operating assets and liabilities, adjusted for non-cash expenses in an aggregate amount of $1.5 million.

The $1.0 million of cash inflows from net changes in the levels of operating assets and liabilities was primarily due to a decrease of $0.8 million in other receivable due to the receipt of an income tax refund, an increase to a severance accrual of $0.3 million, as well as other typical fluctuations resulting from timing of cash receipts and disbursements within operating accounts. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report titled “Risk Factors.”

Net cash used in operating activities for the six months ended June 30, 2024 was primarily used to fund a net loss of $10.2 million, adjusted for non-cash expenses in aggregate amount of $1.0 million and $1.0 million of cash used from net changes in the levels of operating assets and liabilities.

The $1.0 million of cash outflows from net changes in the levels of operating assets and liabilities was primarily due to a decrease of $1.3 million in accrued expenses resulting from payments of Series A Preferred Stock dividends as well as an increase of $0.4 million in inventories resulting from purchases of Battery replacement parts for the Esteem FI-AMEI.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 was $7 thousand and consisted of purchases of computer equipment.

Net cash used in investing activities for the six months ended June 30, 2024 was $0.9 million and consisted of purchases of property and equipment, and deposits on equipment not yet placed in service.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2025 was $8.0 million and was primarily a result of proceeds from the issuance of Term Loans in the amount of $10.0 million, proceeds from the ATM of $0.2 million, and from the employee stock purchase plan of less than $0.1 million, partially offset by dividends paid to preferred stockholders in the amount of $1.8 million and payments made on insurance financing loans of $0.5 million.

Net cash provided by financing activities for the six months ended June 30, 2024 was $8.7 million primarily related to the $7.5 million proceeds from Term Loans as well as the receipt of $1.7 million from the sale of Common Stock associated with the Forward Purchase Agreement.

Contractual Obligations and Commitments

Our principal commitments consist of our operating leases for office space, a litigation matter arising from the Company’s Business Combination, and Term Loans with GAT Funding, LLC in several installments totaling $30.0 million in outstanding principal (gross before discount for the fair value of the warrants of $2.7 million) as of June 30, 2025. Information on our open litigation matter is included in Note 13, “Commitments and Contingencies”, and details on the Term Loans are described in Note 8, “Debt (Related Party)” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Related Party Arrangements

Our related party arrangements consist of receiving term loan financings, leasing our headquarters office space, and contracting for IT services from a stockholder. For further information on the related party arrangements, refer to Note 8, “Debt (Related Party)” and Note 12, “Related Party Transactions”, of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our unaudited condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting the unaudited condensed consolidated financial statements presented in this Form 10-Q and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the unaudited condensed consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 - Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis (in thousands):

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2024	$472
Change in fair value	(458)
Balance as of June 30, 2025	$14

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

Stock-based Compensation

Stock-based compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The fair value of stock-based payment awards granted through June 30, 2024 is estimated using the Black-Scholes option model with a volatility figure derived from using a determined peer group of other companies’ stock prices since the trading history of our stock was too short to provide accurate data. The fair value of stock-based payment awards granted subsequent to June 30, 2024 is estimated using the Black-Scholes option model with a volatility figure derived from using the trading history of our Common Stock as well as a group of peer companies as the options have a longer expected term than the trading history of our Common Stock. We account for the expected term of options in accordance with the “simplified” method, which is used for “plain-vanilla” options, as defined in ASC Topic 718, Compensation - Stock Compensation. The risk-free interest rate was determined from the implied yields of U.S. Treasury zero-coupon bonds with a remaining life consistent with the expected term of the options.

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

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10% or more of sales three and six months ended June 30, 2025 and 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Interim Chief Financial Officer that our disclosure controls and procedures as of June 30, 2025 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the unaudited condensed consolidated financial statements and related financial information included in this Quarterly Report on Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of June 30, 2025:

●	The Company does not maintain a sufficient complement of personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements.

●	The Company’s management does not implement a formal risk assessment that addresses risks relevant to financial reporting objectives, including cybersecurity and fraud risks.

●	The Company has not designed, documented and maintained formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation, posting, modification and review of journal entries, and the accounting treatment of complex transactions, including fair value measurements under U.S. GAAP.

●	The Company has not designed and maintained effective controls over certain information technology general controls for information systems that are relevant to the preparation of its unaudited condensed consolidated financial statements, including ineffective controls around user access and segregation of duties.

Considering this, the Company performed additional procedures and analyses as deemed necessary to ensure that its financial statements were prepared in accordance with U.S. GAAP.

The Company has begun the process of conducting a formal risk assessment and implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;

●	designing, documenting, and implementing effective processes and controls over significant accounts and disclosure;

●	designing and implementing security management and change management controls over information technology systems, including adjusting user access levels and implementing external logging on activity and periodic review of such logs; and

●	engaging an accounting advisory firms to assist with the documentation, evaluation, remediation and testing of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

Other than the appointment of an Interim Chief Financial Officer, disclosed in the Company’s Form 8-K, dated and filed with the SEC on June 19, 2025 there was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

During the fiscal quarter ended June 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1 (+)	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	8-K	001-40133	2.1	April 18, 2023
2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4	333-271920	2.2	May 15, 2023
2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4/A	333-271920	2.3	September 1, 2023
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40133	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40133	3.2	October 5, 2023
3.3	Certificate of Designation of Series A Preferred Stock of the Company.	8-K	001-40133	3.3	October 5, 2023
4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as Warrant Agent.	8-K	001-40133	10.1	March 4, 2021
4.2	Form of Shortfall Warrant.	S-1/A	333-276590	4.2	February 15, 2024
4.3	Description of Securities.	10-K	001-40133	4.3	April 1, 2024
4.4	Form of Private Warrant	10-K	001-0133	4.4	March 31, 2025
10.1#	Amended and Restated Envoy Medical, Inc. 2023 Equity Incentive Plan	8-K	001-40133	10.1	May 28, 2025
10.2#	Consulting Agreement by and between the Company and Oasis Business Consulting, LLC, dated effective June 23, 2025.	8-K	001-40133	10.1	June 19, 2025
31.1 (*)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (*)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (**)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (**)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statements of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.
104(#)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed herewith

(**)	Furnished herewithFiled herewith.

(#)	Indicates a management contract or compensatory plan.

(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III - SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVOY MEDICAL, INC.

July 31, 2025	/s/ Brent T. Lucas
	Name:	Brent T. Lucas
	Title:	Chief Executive Officer
(Principal Executive Officer)

July 31, 2025	/s/ Robert Potashnick
	Name:	Robert Potashnick
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)