Form 10-Q
period 2025-09-30
Envoy Medical, Inc.
filed 2025-11-10
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 10, 2025, the registrant had 28,786,511 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

ENVOY MEDICAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Current assets:
Cash	$3,556	$5,483
Accounts receivable, net	35	38
Other receivable	19	780
Inventories	1,639	1,708
Prepaid expenses and other current assets	508	887
Total current assets	5,757	8,896
Property and equipment, net	1,116	1,275
Operating lease right-of-use asset (related party)	918	879
Prepaid expenses and other assets	390	488
Total assets	$8,181	$11,538

Liabilities, mezzanine equity, and stockholders’ deficit
Current liabilities:
Accounts payable	$2,681	$1,652
Accrued expenses	5,864	3,713
Accrued interest (related party)	-	703
Other current liabilities	13	573
Forward purchase agreement warrant liability	12	472
Product warranty liability, current portion	250	282
Operating lease liability, current portion (related party)	168	143
Total current liabilities	8,988	7,538
Term loans payable (related party)	-	18,716
Product warranty liability, net of current portion	1,683	1,771
Operating lease liability, net of current portion (related party)	778	802
Private warrant liability	2,839	-
Publicly traded warrant liability	533	662
Other liability	891	891
Total liabilities	15,712	30,380

Commitments and contingencies (see Note 14)

Mezzanine equity
Warrants issued to placement agent (see Note 9)	130	-

Stockholders’ deficit
Series A Preferred Stock, $0.0001 par value; 100,000,000 shares authorized and 10,000,000 shares designated as of September 30, 2025 and December 31, 2024; 4,126,667 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 23,809,975 shares issued and outstanding as of September 30, 2025 and 21,326,609 shares issued and outstanding as of December 31, 2024	2	2
Additional paid-in capital	298,116	266,013
Accumulated deficit	(305,659)	(284,734)
Accumulated other comprehensive loss	(120)	(123)
Total stockholders’ deficit	(7,661)	(18,842)
Total liabilities, mezzanine equity, and stockholders’ deficit	$8,181	$11,538

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$42	$56	$166	$183
Costs and operating expenses:
Cost of goods sold	203	187	663	585
Research and development	2,700	2,757	7,933	7,708
Sales and marketing	405	394	1,124	1,216
General and administrative	2,442	1,690	6,331	5,381
Total costs and operating expenses	5,750	5,028	16,051	14,890
Operating loss	(5,708)	(4,972)	(15,885)	(14,707)
Other income (expense):
Change in fair value of forward purchase agreement put option liability	-	-	-	103
Change in fair value of forward purchase agreement warrant liability	64	(311)	522	(329)
Change in fair value of private warrant liability	(339)	-	(339)	-
Change in fair value of publicly traded warrant liability	(33)	(426)	129	(802)
Interest expense, related party	(471)	(264)	(1,590)	(432)
Other income (expense), net	5	13	(7)	(10)
Total other income (expense), net	(774)	(988)	(1,285)	(1,470)
Net loss	(6,482)	(5,960)	(17,170)	(16,177)

Cumulative preferred dividends	(1,265)	(1,380)	(3,755)	(4,110)

Net loss attributable to common stockholders, basic and diluted	$(7,747)	$(7,340)	$(20,925)	$(20,287)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.39)	$(0.97)	$(1.09)
Weighted-average Class A Common Stock outstanding, basic and diluted	21,851,606	18,616,362	21,522,618	18,605,482
Other comprehensive income (loss):
Foreign currency translation adjustment	(1)	(1)	3	(3)
Other comprehensive income (loss)	(1)	(1)	3	(3)
Comprehensive loss	$(6,483)	$(5,961)	$(17,167)	$(16,180)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND
STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share amounts)

	For the Three and Nine Months Ended September 30, 2025
	Mezzanine Equity		Permanent Equity
									Accumulated
			Series A		Class A		Additional		Other	Total
	Number of		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Warrants	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2024	-	$-	4,126,667	$-	21,326,609	$2	$266,013	$(284,734)	$(123)	$(18,842)
Dividends on the Series A Preferred Stock	-	-	-	-	-	-	-	(1,238)	-	(1,238)
Stock-based compensation	-	-	-	-	-	-	160	-	-	160
Issuance of warrants associated with the Term Loans	-	-	-	-	-	-	688	-	-	688
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	6	6
Net loss	-	-	-	-	-	-	-	(4,998)	-	(4,998)
Balance at March 31, 2025	-	$-	4,126,667	$-	21,326,609	$2	$266,861	$(290,970)	$(117)	$(24,224)
Dividends on the Series A Preferred Stock	-	-	-	-	-	-	-	(1,252)	-	(1,252)
Stock-based compensation	-	-	-	-	-	-	146	-	-	146
Issuance of warrants associated with Term Loans	-	-	-	-	-	-	882	-	-	882
Issuance of Common Stock from at-the-market (“ATM”) offering	-	-	-	-	134,771	-	204	-	-	204
Issuance of Common Stock under employee stock purchase plan	-	-	-	-	59,552	-	77	-	-	77
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(2)	(2)
Net loss	-	-	-	-	-	-	-	(5,690)	-	(5,690)
Balance at June 30, 2025	-	$-	4,126,667	$-	21,520,932	$2	$268,170	$(297,912)	$(119)	$(29,859)
Dividends on the Series A Preferred Stock	-	-	-	-	-	-	-	(1,265)	-	(1,265)
Stock-based compensation	-	-	-	-	-	-	172	-	-	172
Issuance of Common Stock from ATM offering	-	-	-	-	165,971	-	210	-	-	210
Modification of forward purchase agreement warrant	-	-	-	-	-	-	(62)	-	-	(62)
Exercise of forward purchase agreement warrant	-	-	-	-	105,000	-	158	-	-	158
Issuance of Common Stock from registered direct offering	-	-	-	-	1,908,402	-	-	-	-	-
Issuance of Placement Agent Warrants	143,130	130	-	-	-	-	-	-	-	-
Issuance of Common Stock for services	-	-	-	-	109,670	-	134	-	-	134
Modification of Term Loan Warrants	-	-	-	-	-	-	1,455	-	-	1,455
Extinguishment of Term Loans	-	-	-	-	-	-	27,879	-	-	27,879
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	(6,482)	-	(6,482)
Balance at September 30, 2025	143,130	$130	4,126,667	$-	23,809,975	$2	$298,116	$(305,659)	$(120)	$(7,661)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

(In thousands, except share amounts)

	For the Three and Nine Months Ended September 30, 2024
	Mezzanine Equity		Permanent Equity
									Accumulated
			Series A		Class A		Additional		Other	Total
	Number of		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Warrants	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Deficit
Balance at December 31, 2023	-	$-	4,500,000	$-	18,599,982	$2	$255,596	$(257,256)	$(118)	$(1,776)
Dividends on the Series A Preferred Stock	-	-	-	-	-	-	-	(1,365)	-	(1,365)
Issuance of Common Stock through forward purchase agreement	-	-	-	-	-	-	1,683	-	-	1,683
Stock-based compensation	-	-	-	-	-	-	123	-	-	123
Issuance of warrants associated with Term Loans	-	-	-	-	-	-	179	-	-	179
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	(6,270)	-	(6,270)
Balance at March 31, 2024	-	$-	4,500,000	$-	18,599,982	$2	$257,581	$(264,891)	$(119)	$(7,427)
Dividends on the Series A Preferred Stock	-	-	-	-	-	-	-	(1,365)	-	(1,365)
Stock-based compensation	-	-	-	-	-	-	142	-	-	142
Issuance of warrants associated with Term Loans	-	-	-	-	-	-	197	-	-	197
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	(3,947)	-	(3,947)
Balance at June 30, 2024	-	$-	4,500,000	$-	18,599,982	$2	$257,920	$(270,203)	$(120)	$(12,401)
Dividends on the Series A Preferred stock	-	-	-	-	-	-	-	(1,380)	-	(1,380)
Exercise of shortfall warrants	-	-	-	-	131,000	-	450	-	-	450
Modification of forward purchase agreement warrant	-	-	-	-	-	-	(94)	-	-	(94)
Stock-based compensation	-	-	-	-	-	-	144	-	-	144
Issuance of warrants associated with Term Loans	-	-	-	-	-	-	699	-	-	699
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	(5,960)	-	(5,960)
Balance at September 30, 2024	-	$-	4,500,000	$-	18,730,982	$2	$259,119	$(277,543)	$(121)	$(18,543)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(17,170)	$(16,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	222	125
Interest expense and amortization of debt discount on Term Loans (related party)	1,586	432
Stock-based compensation for services	152	-
Amortization of prepaid insurance	738	809
Stock-based compensation	478	409
Change in fair value of private warrant liability	339	-
Change in fair value of publicly traded warrant liability	(129)	802
Change in fair value of forward purchase agreement warrant liability	(522)	329
Change in fair value of forward purchase agreement put option liability	-	(103)
Change in operating lease right-of-use asset (related party)	(39)	250
Change in inventory reserve	68	-
Changes in operating assets and liabilities:
Accounts receivable, net	3	(127)
Other receivable	761	144
Inventories	1	(237)
Prepaid expenses and other current assets	(74)	551
Accounts payable	973	203
Operating lease liability (related party)	1	(159)
Accrued expenses	216	(36)
Product warranty liability	(120)	(73)
Net cash used in operating activities	(12,516)	(12,858)

Cash flows from investing activities
Purchases of property and equipment	(7)	(1,514)
Net cash used in investing activities	(7)	(1,514)

Cash flows from financing activities
Payments on insurance financing loans	(636)	(703)
Proceeds from the issuance of Term Loans (related party)	10,000	15,000
Dividends paid to stockholders of Series A Preferred Stock	(1,820)	(1,833)
Payment made for extinguishment of Term Loans (related party)	(100)	-
Proceeds from the issuance of Common Stock from ATM offering	414	-
Proceeds from issuance of Common Stock under employee stock purchase plan	77	-
Proceeds from exercise of forward purchase agreement warrants	158	434
Proceeds from the issuance of Common Stock and Investor Warrants from registered direct offering	2,500	-
Proceeds from the issuance of Common Stock associated with forward purchase agreement, net of transaction costs	-	1,683
Net cash provided by financing activities	10,593	14,581

Effect of exchange rate changes on cash	3	(3)
Net (decrease) increase in cash	(1,927)	206
Cash, beginning of period	5,483	4,218
Cash, end of period	$3,556	$4,424

Supplemental disclosures of cash flow information:
Cash paid for interest	$22	$25
Non-cash investing and financing activities:
Accrued and unpaid dividends on Series A Preferred Stock	$1,935	$2,277
Financing of prepaid insurance	$75	$843
Issuance of Term Loan Warrants (related party)	$1,570	$1,075
Accrued interest capitalized into term loans payable (related party)	$800	$-
Modification of forward purchase agreement warrant	$62	$94
Lease liabilities arising from obtaining right-of-use assets	$121	$850
Extinguishment of excess warrant liability upon exercise of forward purchase agreement warrant	$-	$16
Property and equipment purchased on account	$56	$-
Modification of Term Loan Warrants (related party)	$1,455	$-
Deemed capital contribution associated with the extinguishment of Term Loans (related party)	$27,883	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Envoy Medical, Inc. (“Envoy Medical” or the “Company”) is a hearing health company focused on providing innovative medical technologies across the hearing loss spectrum. Envoy Medical’s technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. The Company has two fully implanted hearing devices built around the Company’s differentiated sensor technology, which is implanted in the middle ear. The design of the sensor allows both products to be fully implanted, use the ear to pick up sound, and not require the use of an external or subdermal microphone. The Company’s first product, the Esteem® Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), is a fully implanted active middle ear hearing device. The Esteem FI-AMEI received approval from the United States Food and Drug Administration (“FDA”) in 2010 and remains the only fully implanted heading device to successfully receive FDA approval.

The Company’s second product, the investigational fully implanted Acclaim® Cochlear Implant (“Acclaim CI”), is believed to the first-of-its-kind fully implantable cochlear implant. The Acclaim CI is designed with no external components worn on or behind the ear, does not use an external or subdermal microphone and incorporates an implanted rechargeable battery designed to last several days between charges. The Acclaim CI received the Breakthrough Device Designation from the FDA in 2019. The Acclaim CI is designed to address severe to profound sensorineural hearing loss that is not adequately addressed by hearing aids. The Acclaim CI will only be indicated for adults who have been deemed adequate candidates by a qualified physician.

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

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 425,606 shares of the Company’s Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Anzu. Also, effective upon the Closing Date, the Company paid to the Sellers a prepayment amount of $4,451 required under the Forward Purchase Agreement directly from the trust account and transferred to the Sellers 8,512 shares of the Company’s Common Stock (the “Share Consideration”). During the year ended December 31, 2024, the Sellers sold the full amount of the Recycled Shares and, pursuant to the Forward Purchase Agreement, the Company received $4.00 per share sold, or $1,683.

In addition, pursuant to the subscription agreement dated April 17, 2023 (as amended to date, the “Subscription Agreement”), by and between Anzu and Anzu SPAC GP I LLC (the “Sponsor”), the Company issued, and certain affiliates of the Sponsor purchased, concurrently with the Closing, an aggregate of 1,000,000 shares of the Company’s Series A preferred stock, par value $0.0001 per share (“Series A Preferred Stock”) in a private placement (the “PIPE Transaction”) at a price of $10.00 per share for an aggregate purchase price of $10,000.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The unaudited condensed consolidated financial statements include the accounts of Envoy Medical and its wholly owned subsidiaries Envoy Medical Corporation and Envoy Medical GmbH (Ansbach) (GmbH), which operates a sales office in Germany. All intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Going Concern

Since inception, the Company has incurred cumulative losses from operations and has an accumulated deficit of $305,659 at September 30, 2025. From February 2024 to June 2025, the Company received advances of $30,000 from term loans provided by a related party that has since been extinguished (see Note 8). In February 2024, the Company received net proceeds of $1,683 from the sale of 425,606 shares of Common Stock held by the Meteora parties (see Note 1). On various dates in 2024, the Company received net proceeds of $1,815 from the exercise by the Meteora parties of Shortfall Warrants, as defined in Note 9, for 664,883 shares of Common Stock (see Note 9). On various dates in 2025, the Company received net proceeds of $414 from an at-the-market “ATM” offering for 165,971 shares of Common Stock (see Note 9) and $158 from the exercise by the Meteora parties of Shortfall Warrants for 105,000 shares of Common Stock (see Note 9). On September 23, 2025, the Company completed a registered direct offering (the “September 2025 Offering”) and received net proceeds of $2,187 for 1,908,402 shares of Common Stock (see Note 9). The Company had cash of $3,556 as of September 30, 2025 and has raised additional capital subsequent to September 30, 2025 (see Note 15).

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

During the nine months ended September 30, 2025, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and equity; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include but are not limited to the useful lives of property and equipment, the net realizable value of inventory, product warranty liability, stock-based compensation expense, the present value of the lease liability, the fair value of the forward purchase agreement warrant liability, the private warrant liability, and the outcome of litigation. Estimates and assumptions are reviewed periodically and the effect of changes, if any, are reflected in the unaudited condensed consolidated statements of operations and comprehensive loss.

Tax Reform

On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the United States, introducing a wide array of tax reform measures. These include extensions and modifications to certain provisions originally enacted under the Tax Cuts and Jobs Act. Key changes include the immediate expensing of domestic research and development costs, the reinstatement of 100% bonus depreciation, and a new interest expense limitation based on earnings before interest, taxes, depreciation and amortization. These provisions did not have a material effect on the Company’s financial statements for the three and nine months ended September 30, 2025.

Revisions

Contingent Sponsor Shares

The Company corrected the presentation of Common Stock outstanding that previously included 1,000,000 contingent sponsor shares that were included in the previously issued unaudited condensed consolidated statement of changes in stockholders’ deficit for the three and nine months ended September 30, 2024. These contingent sponsor shares are now excluded from the number of shares of Common Stock outstanding as of September 30, 2024. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effect of the contingent sponsor shares revision on the Common Stock amounts on each of the impacted financial statement line items within the Company’s unaudited condensed consolidated statement of changes in stockholders’ deficit for the periods presented below was as follows:

	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2023	19,599,982	(1,000,000)	18,599,982
Balance at March 31, 2024	19,599,982	(1,000,000)	18,599,982
Balance at June 30, 2024	19,599,982	(1,000,000)	18,599,982
Balance at September 30, 2024	19,730,982	(1,000,000)	18,730,982

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
(Dollars in thousands, except share and per share data)

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

Financing of Prepaid Insurance

The Company corrected the presentation of prepaid insurance expenses and insurance financing liabilities, including the related amortization and interest expense, that were not included in the previously issued unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024. The Company determined that the correction was not material to any prior annual or interim periods and therefore, amendments of previously filed reports are not required.

The effect of the contingent sponsor shares and financing of prepaid insurance revisions on each of the impacted financial statement line items within the Company’s unaudited condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 was as follows:

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
General and administrative	$5,406	$(25)	$5,381
Total costs and operating expenses	14,915	(25)	14,890
Operating loss	(14,732)	25	(14,707)

Other income (expense), net	15	(25)	(10)
Total other income (expense), net	(1,445)	(25)	(1,470)

Net loss per share attributable to common stockholders, basic and diluted	$(1.03)	$(0.06)	$(1.09)
Weighted-average Class A Common Stock outstanding, basic and diluted	19,605,482	(1,000,000)	18,605,482

	Three Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
General and administrative	$1,692	$(2)	$1,690
Total costs and operating expenses	5,030	(2)	5,028
Operating loss	(4,974)	2	(4,972)

Other income (expense), net	15	(2)	13
Total other income (expense), net	(986)	(2)	(988)

Net loss per share attributable to common stockholders, basic and diluted	$(0.37)	$(0.02)	$(0.39)
Weighted-average Class A Common Stock outstanding, basic and diluted	19,616,362	(1,000,000)	18,616,362

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The effect of the financing of prepaid insurance revision on the accumulated deficit amounts on each of the impacted financial statement line items within the Company’s unaudited condensed consolidated statement of changes in stockholders’ deficit for the three and nine months ended September 30, 2024 was as follows:

	As Previously Reported	Adjustments	As Revised
Balance at December 31, 2023	$(257,242)	$(14)	$(257,256)
Balance at March 31, 2024	(264,877)	(14)	(264,891)
Balance at June 30, 2024	(270,189)	(14)	(270,203)
Balance at September 30, 2024	(277,529)	(14)	(277,543)

The effect of the financing of prepaid insurance revision on each of the impacted financial statement line items within the Company’s unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2024 was as follows:

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustments	As Revised
Amortization of prepaid insurance	$-	$809	$809
Prepaid expenses and other current assets	657	(106)	551
Net cash used in operating activities	(13,561)	703	(12,858)

Payments on insurance financing loans	-	(703)	(703)
Net cash provided by financing activities	15,284	(703)	14,581

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$25	$25

Non-cash investing and financing activities:
Financing of prepaid insurance	$-	$843	$843

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

3. Fair Value Measurements

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$-	$-	$12	$12
Private warrant liability	-	2,839	-	2,839
Publicly traded warrant liability	533	-	-	533
	$533	$2,839	$12	$3,384

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$—	$—	$472	$472
Publicly traded warrant liability	662	—	—	662
	$662	$—	$472	$1,134

The fair value of the forward purchase agreement warrant liability is a Level 3 fair value measurement, and was estimated using Monte Carlo simulation models. The use of significant unobservable inputs could result in those inputs being different at the reporting dates, which could result in a significantly higher or lower fair value measurement at the reporting dates. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Stock price	$0.78	$1.43
Initial exercise price	$10.46	$10.46
Annual volatility	90.0%	130.0%
Remaining term (in years)	0.3	1.0
Risk-free rate	3.94%	4.08%

The Company has classified the publicly traded warrant liability within Level 1 of the hierarchy as the warrant is separately listed and traded in an active market. The publicly traded warrant’s listed price in an active market was used as the fair value.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The following tables summarize the activity for the Company’s Level 3 instrument measured at fair value on a recurring basis:

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2024	$472
Change in fair value	(522)
Effect of amendment (see Note 9)	62
Balance as of September 30, 2025	$12

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

4. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$1,374	$1,386
Work-in-progress	100	203
Finished goods	165	119
Inventories	$1,639	$1,708

5. Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Lab equipment	$3,113	$3,106
Production equipment	2,299	2,249
Computer equipment	654	648
Office equipment	102	102
Total	6,168	6,105
Less: Accumulated depreciation	(5,052)	(4,830)
Property and equipment, net	$1,116	$1,275

Depreciation expense was $222 and $125 for the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense was $76 and $49 for the three months ended September 30, 2025 and 2024, respectively.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

6. Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued excise tax	$2,008	$2,248
Dividends payable	2,626	691
Accrued payroll	565	204
Accrued other	665	570
Accrued expenses	$5,864	$3,713

7. Product Warranty Liability

Changes in warranty liability were as follows:

Warranty Liability
Balance as of December 31, 2024	$2,053
Utilization	(120)
Balance as of September 30, 2025	$1,933

The assumptions utilized in developing the liability as of September 30, 2025 include an estimated cost per unit of $6, an average sound processor / battery assembly ("Battery") life of five years, inflationary increase of 3.9%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.5% was used in the calculation as of September 30, 2025.

8. Debt (Related Party)

February 2024 Term Loan

In February 2024, the Company issued a promissory note (the “February 2024 Term Loan”) with a minimum principal amount of $5,000 and up to $10,000 to GAT Funding, LLC (“GAT”), an entity controlled by Glen A. Taylor, then a member of the Company’s board of directors and a controlling stockholder of the Company. At closing, the Company drew $5,000 from the February 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7,500 of net tangible assets, the Company had the ability to draw the remaining $5,000 in $2,500 tranches, as long as each request was made prior to February 1, 2025. In both May 2024 and July 2024, the Company requested and received additional advances of $2,500 under the February 2024 Term Loan. The balance outstanding on the February 2024 Term Loan was $10,369, net of discount, at the time the debt was extinguished as discussed below.

The February 2024 Term Loan had a five-year term and an original maturity date of February 27, 2029. The principal amount drawn bore interest at a rate of 8.0% per annum and was to be paid quarterly in arrears after the second anniversary of the February 2024 Term Loan. Interest accrued and was not payable for the first two years of the term and was compounded and added to the principal balance of the February 2024 Term Loan both on the first and second anniversary of the February 2024 Term Loan. The Company could prepay the accrued interest and principal of the February 2024 Term Loan without penalty, with 10 days’ notice.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

August 2024 Term Loan

In August 2024, the Company issued an additional promissory note (the “August 2024 Term Loan”) with a principal amount of up to $10,000 to GAT. At closing, the Company drew $5,000 from the August 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7,500 of net tangible assets, the Company had the ability to draw the remaining $5,000 in $2,500 tranches, as long as each request is made prior to August 1, 2025. In December 2024, the Company requested and received an additional advance of $5,000 under the August 2024 Term Loan. The balance outstanding on the August 2024 Term Loan was $9,334, net of discount, at the time the debt was extinguished as discussed below.

The August 2024 Term Loan had a five-year term and an original maturity date of August 27, 2029. The principal amount drawn bore interest at a rate of 8.0% per annum and was to be paid quarterly in arrears after the second anniversary of the August 2024 Term Loan. Interest accrued and was not payable for the first two years of the term and was compounded and added to the principal balance of the August 2024 Term Loan both on the first and second anniversary of the August 2024 Term Loan. The Company could prepay the accrued interest and principal of the August 2024 Term Loan without penalty, with 10 days’ notice.

As a commitment fee, the Company was required to issue warrants to purchase 250,000 shares of its Common Stock for each $2,500 of principal funded under the February 2024 Term Loan and August 2024 Term Loan. The warrants have an exercise price equal to the closing price on the date of funding of the applicable tranche.

Warrants - February 2024 Term Loan and August 2024 Term Loan

At closing of the initial funding of the February 2024 Term Loan, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.24 per share. These warrants expire on February 27, 2026. Upon the second draw made in May 2024, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $3.04 per share. These warrants expire on May 28, 2026. Upon the third draw made in July 2024, the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.25 per share. At the time of their initial issuance, these warrants had a contractual expiration date of July 23, 2026. The expiration dates have been amended as discussed below.

At closing of the initial funding of the August 2024 Term Loan, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.97 per share. These warrants expire on August 27, 2026. Upon the second draw made in December 2024, the Company issued warrants to purchase 500,000 shares of Common Stock at an exercise price of $2.20 per share. At the time of their initial issuances, these warrants had a contractual expiration date of December 11, 2026. The expiration dates have been amended as discussed below.

March 2025 Term Loan

In March 2025, the Company issued a promissory note (the “March 2025 Term Loan” and, collectively with the February 2024 Term Loan and August 2024 Term Loan, the “Term Loans”) with a minimum principal amount of $5,000 and up to $10,000 to GAT. At closing, the Company drew down $5,000 from the March 2025 Term Loan. Provided that no event of default has occurred and the Company submits a request for funding certifying that the Company has less than $7,500 of net tangible assets, the Company had the ability to draw the remaining $5,000 in $2,500 tranches, as long as each request is made prior to March 2026. On June 26, 2025, the Company requested and received an additional advance of $5,000 under the March 2025 Term Loan. The balance outstanding on the March 2025 Term Loan was $8,523, net of discount, at the time the debt was extinguished as discussed below.

The March 2025 Term Loan had a five-year term and an original maturity date of March 6, 2030. The principal amount drawn bore interest at a rate of 8.0% per annum and was to be paid quarterly in arrears after the second anniversary of the March 2025 Term Loan. Interest accrued and was not payable for the first two years of the term and was compounded and added to the principal balance of the March 2025 Term Loan both on the first and second anniversary of the March 2025 Term Loan. The Company could prepay the accrued interest and principal of the March 2025 Term Loan without penalty, with 10 days’ notice.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

As a commitment fee, the Company was required to issue warrants to purchase 375,000 shares of its Common Stock for each $2,500 of principal funded under the March 2025 Term Loan. The warrants have an exercise price equal to the closing price on the date of funding of the applicable tranche. At closing of the initial funding of the March 2025 Term Loan, the Company issued warrants to purchase 750,000 shares of Common Stock at an exercise price of $1.35 per share. At the time of their initial issuance, these warrants had a contractual expiration date of March 11, 2027. The expiration date has been amended as discussed below.

Upon the second draw made in June 2025, the Company issued warrants to purchase 750,000 shares of Common Stock at an exercise price of $1.48. At the time of their initial issuances, these warrants had a contractual expiration date of June 26, 2027. The expiration date has been amended as discussed below. The warrants issued in conjunction with the Term Loans are referred to as “Term Loan Warrants”.

The Term Loans were accounted for as a conventional debt instrument and are accounted for in accordance with Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40).

As a result of the issuance of the warrants with the February 2024, May 2024 and July 2024 closings of the February 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $179, $197, and $210, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheets. Subsequently, these debt discounts were being recorded to interest expense, related party over the term of the February 2024 Term Loan.

As a result of the issuance of the warrants with the August 2024 and December 2024 closings of the August 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $489 and $321, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheet. Subsequently, these debt discounts were being recorded to interest expense, related party over the term of the August 2024 Term Loan.

As a result of the issuance of the warrants with the March 2025 and June 2025 closings of the March 2025 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $688 and $882, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheet. Subsequently, these debt discounts were recorded to interest expense, related party over the term of the March 2025 Term Loan.

The Company uses the Black-Scholes option model to estimate the fair value of warrants issued in connection with the Term Loans. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of warrants issued during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Risk-free rate	3.7% - 3.9%	4.6% - 4.9%
Expected dividend yield	0%	0%
Expected term (years)	2.0	2.0
Expected volatility	136.0% - 144.0%	42.4% - 45.8%
Stock price and warrant exercise price	$1.35 - $1.48	$1.24 - $3.04

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company uses a present value calculation of future cash flows to estimate the fair value of the Term Loans at the date of issuance. The Company used the following inputs in the valuation of Term Loans issued during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Principal	$10,000	$12,500
Coupon rate	8.0%	8.0%
Issuance date	3/11/2025 - 6/26/2025	3/4/2024 – 8/27/2024
Interest type	Fixed rate	Fixed rate
Payment frequency	Maturity	Maturity
Interest day count	Actual / 365	Actual / 365
Maturity	3/6/2030	2/27/2029 – 8/27/2029
Market rate (1)	11.7% - 16.4%	7.8% - 10.6%

(1)	Discounted using the interpolated S&P CCC yield curve commensurate with the remaining term of the note.

During the nine months ended September 30, 2025 and 2024, the Company recognized $1,590 and $432, respectively, of interest expense in relation to the Term Loans. Included within this interest expense total, the Company recognized $282 and $53 of debt discount amortization during the nine months ended September 30, 2025 and 2024, respectively. As of December 31, 2024, accrued interest of $703 is recorded in accrued interest (related party) and unamortized debt discount of $1,284 is recorded within term loans payable (related party) on the Company’s unaudited condensed consolidated balance sheets.

Debt Extinguishment and Warrant Extension

On August 25, 2025, the Company entered into a satisfaction of promissory notes agreement (the “Satisfaction Agreement”) with GAT. Pursuant to the stated terms of the Satisfaction Agreement, GAT agreed to forgive all outstanding principal and accrued interest on the Term Loans in exchange for a $100 payment from the Company.

On September 4, 2025, the Company entered into a voting and warrant extension agreement (the “Voting and Extension Agreement”) with Glen Taylor, GAT, and another affiliated entity. Pursuant to the Voting and Extension Agreement, the Company agreed to extend the expiration date of the Term Loan Warrants to December 31, 2028. Prior to the extension, the Term Loan Warrants had expiration dates ranging from February 27, 2026 to June 26, 2027. In addition, Glen Taylor, GAT, and another affiliated entity agreed to vote in favor of any proposal that is submitted by the Company for approval by its stockholders under Nasdaq Listing Rule 5635 relating to stockholder approval of certain issuances of securities, provided that the proposal is unanimously approved and recommended by the Board of Directors of the Company. The voting obligations are in effect through December 31, 2028 and are binding on any transferees of the Common Stock that is currently held by Glen Taylor, GAT or the other affiliated entity. The Voting and Extension Agreement also granted registration rights to Glen Taylor, GAT, or the other affiliated entity upon request on or after March 31, 2026.

The Satisfaction Agreement and the Voting and Extension Agreement were considered as a single transaction for accounting purposes given that they were negotiated in close proximity to each other.

The debt extinguishment constitutes a troubled debt restructuring under ASC Topic 470, Debt because the Company is experiencing financial difficulty and a concession has been granted by the holder. As the holder of the Term Loans is a related party, the Company recorded a gain on extinguishment of $27,879 as a capital contribution recorded within additional paid-in-capital during the three and nine months ended September 30, 2025, which represents the carrying value of the Term Loans and corresponding accrued interest at the time of extinguishment of $29,438 offset by the $100 of cash consideration paid to GAT, the incremental fair value of the warrants due to modification of $1,455, and the direct and incremental costs associated with the Satisfaction Agreement and the Voting and Extension Agreement of $4.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

The Company uses the Black-Scholes option model to estimate the fair value of the Term Loan Warrants immediately prior to modification and immediately after in connection with the Voting and Extension Agreement. In applying the Black-Scholes option model, the Company used the following assumptions:

	Assumptions
	Pre-Modification	Post-Modification
Risk-free rate	3.6% - 4.0%	3.6%
Expected dividend yield	0%	0%
Expected term (years)	0.48 - 1.81	3.32
Expected volatility	63.0% - 147.0%	113.0%
Exercise price	$1.24 - $3.05	$1.24 - $3.05
Stock Price	$1.35	$1.35

9. Common Stock

As of September 30, 2025 and 2024, the Company was authorized to issue 400,000,000 shares of Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s Common Stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 10).

Contingent Sponsor Shares

Pursuant to the sponsor support and forfeiture agreement dated April 17, 2023 by and between Anzu, Envoy Medical Corporation and the Sponsor, as amended or modified from time to time (the “Sponsor Support Agreement”), and as of the date of issuance, 1,000,000 shares of Common Stock held by the Sponsor were unvested and subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement (the “Contingent Sponsor Shares”). The Contingent Sponsor Shares were to vest upon the FDA's approval of the Acclaim CI (the “FDA Approval”). If a change of control of the Company occurred following the Closing, then the conditions for vesting of any Contingent Sponsor Shares that remain unvested as of immediately prior to the consummation of the change of control were to be deemed to have been achieved and such Contingent Sponsor Shares would have immediately vested as of immediately prior to the consummation of such change of control.

As of December 20, 2024, the Company and the Sponsor entered into an agreement to remove the vesting restriction on the Contingent Sponsor Shares, more fully described in Note 10 under “Sponsor Induced Conversion”.

Outstanding Warrants

The following table summarizes the Company’s outstanding warrant activity for the nine months ended September 30, 2025 (in number of warrant shares):

	Shortfall Warrants	Publicly Traded Warrants	Term Loan Warrants	September 2025 Offering Warrants
December 31, 2024	3,209,511	14,166,666	2,000,000	-
Issued	-	-	1,500,000	5,868,336
Exercised	(105,000)	-	-	-
September 30, 2025	3,104,511	14,166,666	3,500,000	5,868,336

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

Term Loan Warrants

During the nine months ended September 30, 2025 and 2024, the Company issued Term Loan Warrants to purchase 1,500,000 and 1,500,000 shares, respectively, of its Common Stock to a related party (see Note 8). The Term Loan Warrants are all outstanding as of September 30, 2025 and were amended with the Voting and Extension Agreement (see Note 8).

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

On July 28, 2025, the Company and the Meteora parties entered into Amendment No. 3 to the Shortfall Warrants that changed the Exercise Price Floor to $1.50 for the Shortfall Warrants that remained outstanding. The exercise price of the Shortfall Warrants continues to be based on the volume weighted average price of the Common Stock subject to the amended Exercise Price Floor.

During the three and nine months ended September 30, 2025 and 2024, the Meteora parties exercised Shortfall Warrants to purchase 105,000 and 131,000 shares of Common Stock, respectively. Proceeds of $158 were received during the three and nine months ended September 30, 2025 and proceeds of $434 were received during the three and nine months ended September 30, 2024 from the exercise of the Shortfall Warrants. As of September 30, 2025, Shortfall Warrants to purchase 3,104,511 shares of Common Stock remained outstanding.

At-The-Market Offering

On January 17, 2025, the Company entered into an At The Market Offering Agreement (the “Sales Agreement”) with Roth Capital Partners, LLC (the “Sales Agent”) to conduct an ATM equity offering program. Pursuant to the Sales Agreement, the Sales Agent acts as the Company’s agent with respect to an offering and sale, at any time and from time to time, of the Company’s Common Stock. The Company has authorized the sale, at its discretion, of Common Stock in an aggregate offering amount up to $15,000 under the Sales Agreement. During the three and nine months ended September 30, 2025, the Company sold 165,971 and 300,742 shares of its Common Stock pursuant to the ATM equity offering program, respectively. The Company received $210 and $414 of net proceeds from the ATM offering during the three and nine months ended September 30, 2025, respectively.

On September 22, 2025 the ATM equity offering program was suspended in connection with the September 2025 Offering.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

September 2025 Offering

On September 22, 2025, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 1,908,402 shares of Common Stock. The Common Stock was offered at a price of $1.31 per share, and the gross cash proceeds to the Company were $2,500. As part of the September 2025 Offering, the Company issued warrants to investors to purchase 5,725,206 shares of Common Stock with an exercise price of $1.31 (the “Investor Warrants”) per share with each of the investors acquiring three warrants for every share of Common Stock purchased.

Additional warrants were issued to the placement agent to purchase 143,130 shares of Common Stock with an exercise price of $1.6375 per share (the “Placement Agent Warrants”). The Placement Agent Warrants were issued at 125% of the exercise price of the Investor Warrants, based on 7.5% of Common Stock issued as part of the September 2025 Offering, and the placement agent will be compensated in the same manner for future offerings under the engagement agreement. The Placement Agent Warrants are classified as contingently redeemable in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). These warrants did qualify for equity classification but could be settled in cash or other assets in the event of a tender offer that has not been approved by the Company’s board of directors. As this contingently redeemable feature could result in the warrant holders receiving cash consideration that is not within the Company’s control, the Placement Agent Warrants have been classified as temporary equity and reported as “Mezzanine Equity” on the unaudited condensed consolidated balance sheets. As a result of the September 2025 Offering, an additional $130 of expense was recognized based on the Placement Agent Warrants grant date fair value, which was the date the Company entered into the purchase agreements. The contingent redemption event is not probable and the Placement Agent Warrants are not currently redeemable. Accordingly, the Placement Agent Warrants are presented at grant date fair value on the unaudited condensed consolidated balance sheets.

The closing of the September 2025 Offering occurred on September 23, 2025 with the Company incurring $313 of offering costs at closing. The Investor Warrants, issued with the September 2025 Offering, were measured at fair value upon issuance, met the criteria for liability classification under applicable U.S. GAAP, are subject to remeasurement on each balance sheet date, are reported as a private warrant liability on the unaudited condensed consolidated balance sheets, and any change in fair value is recognized in the change in fair value of private warrant liability in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. As the fair value of the Investor Warrants exceeded the proceeds from the September 2025 Offering at closing, an immediate loss of $693 was recognized in the change in fair value of private warrant liability in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss so that the private warrant liability on the unaudited condensed consolidated balance sheets was recorded at fair value. The liability classification is a result of the potential obligation to deliver a variable number of shares of Common Stock. This variability may arise in the event of a change-in-control transaction if holders of Common Stock are offered a choice among different forms of consideration. In such cases, the holders of Investor Warrants are entitled to the same choice, and the fair value may be determined using a Black-Scholes model that incorporates a volatility input selected by the holders of the Investor Warrants from specified options.

Both the Investor Warrants and Placement Agent Warrants issued as part of the September 2025 Offering will expire two years after stockholder approval of the issuance of Common Stock issuable upon warrant exercise. The Company has yet to obtain stockholder approval. Proceeds were allocated entirely to the Investor Warrants as the fair value of the Investor Warrants exceeded the amount of proceeds received.

The Company uses the Black-Scholes option model to estimate the fair value of warrants issued in connection with the September 2025 Offering. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of warrants issued upon closing of the September 2025 Offering: expected term of 2.25 years, risk free rate of 3.5%, expected volatility of 141%, a stock price of $0.85 for the Investor Warrants and a stock price of $1.31 for the Placement Agent Warrants.

Common Stock Issued for Services

On September 3, 2025, the Company issued 109,670 shares of its Common Stock to a vendor in exchange for services. The Company is recognizing the corresponding $133 of expense over the six- month service period.

10. Series A Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to a convertible promissory note, dated April 17, 2023, between Envoy Medical Corporation and GAT (the “Envoy Bridge Note”), the Sponsor Support Agreement and the Subscription Agreement, the Company has outstanding an aggregate of 4,126,667 shares of Series A Preferred Stock as of September 30, 2025 and December 31, 2024 originally issued to the following investors:

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
(Dollars in thousands, except share and per share data)

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of September 30, 2025 and is adjustable for certain dilutive events.

Redemption

The holders of Series A Preferred Stock are not entitled to any redemption rights, other than those under their liquidation rights discussed below. The Company does not have the option to redeem the Series A Preferred Stock.

Dividend Rights

The holders of Series A Preferred Stock are entitled to a cumulative dividend which accrues at the rate of 12% of the original issuance price of $10.00 per share per annum (“Regular Dividend”). The Regular Dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared, and will be payable in cash on a quarterly basis. If the Company fails to pay the Regular Dividends on the dividend payment date, then an additional dividend on the amount of the unpaid portion shall automatically accrue at 12%. The Company did not pay Regular Dividends during the quarter ended September 30, 2025.

The holders of Series A Preferred Stock are also entitled to dividends or distributions (“Participating Dividends”) senior to Common Stock of the Company when such dividends are declared. There were no Participating Dividends declared as of September 30, 2025.

Specifically pursuant to the 2,500,000 shares of Series A Preferred Stock issued subject to the Sponsor Support Agreement, any dividends arising will accrue and not require timely payment at any time when the Company has less than $10,000 of net tangible assets. The Company has not met the $10,000 net tangible asset requirement and has deferred payment on the dividends related to the 2,500,000 shares of Series A Preferred Stock held by the Sponsor. As of September 30, 2025 and December 31, 2024, the Company had accrued $2,013 and $78, respectively, in unpaid dividends as a result of the Sponsor Support Agreement.

With respect to the holders of the Series A Preferred Stock other than the Series A Preferred Stock subject to the Sponsor Support Agreement held by the Sponsor, the Company had accrued $613 as of September 30, 2025 and December 31, 2024 in unpaid Regular Dividends.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

Sponsor Induced Conversion

On December 20, 2024 (the “Effective Date”), the Company entered into a Conversion and Waiver Agreement (the “Conversion Agreement”) with the Sponsor.

As of the Effective Date of the Conversion Agreement, the Sponsor was the holder of 2,500,000 shares of the Company’s Series A Preferred Stock and the Contingent Sponsor Shares. The Contingent Sponsor Shares were unvested and subject to certain restrictions and risk of forfeiture under the Sponsor Support Agreement until certain milestones were achieved.

Pursuant to the terms of the Conversion Agreement, the Sponsor and the Company agreed that, upon the Effective Date of the Conversion Agreement: (i) the Sponsor waived the Company’s obligation to pay the $3,733 of dividends accrued on the Series A Preferred Stock as of the Effective Date; (ii) the Company waived the restriction and vesting requirement for the Contingent Sponsor Shares, making these shares unrestricted and freely tradable; (iii) the Company agreed to make a voluntary, temporary reduction in the conversion price, pursuant to the terms of the Certificate of Designation, of all of the outstanding shares of Series A Preferred Stock effective December 20, 2024 through January 20, 2025 from $11.50 per share of Common Stock issuable upon conversion of a share of Series A Preferred Stock to $3.63 per share (the “Conversion Price Reduction”), with the conversion ratio determined by dividing the $10.00 original issue price of the Series A Preferred Stock by such Conversion Price; and (iv) the Sponsor agreed to convert 373,333 shares of Series A Preferred Stock into 1,028,986 shares of Common Stock at the temporary Conversion Price.

As the Company was legally released from its obligation to pay certain accrued dividends to the Sponsor, the Company derecognized the accrued dividends in the amount of $3,733 as a result of the Conversion Agreement. The Company determined that the release of the accrued dividends represents paid-in-kind consideration in the form of a stock dividend, as the Sponsor agreed to receive Common Stock at a reduced conversion price under the Conversion Agreement in exchange for waiving the Company’s obligation to pay the accrued dividends.

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

11. Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the Chief Operating Decision Maker ("CODM") in deciding resource allocation and assessing performance. The Company has determined that its CODM is its Chief Executive Officer.

The Company has one reportable segment: hearing. The hearing segment derives revenue from the sale of the Esteem FI-AMEI implants and replacement components to Esteem FI-AMEI implants. The Company enters into arrangements with patients to provide them with the Esteem FI-AMEI device, personal programmer devices, sound processor replacements, and Battery replacements.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

Net loss is used to monitor budget versus actual results and assist the CODM in understanding the Company’s cash flows and liquidity position, which is critical as a development stage entity. This allows the CODM to make the appropriate spending decisions for the Company.

The following table summarizes the significant expense categories regularly reviewed by the CODM for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net revenues	$42	$56	$166	$183
Costs and operating expenses:
Cost of goods sold	203	187	663	585
Research and development	2,700	2,757	7,933	7,708
Sales and marketing	405	394	1,124	1,216
General and administrative	2,442	1,690	6,331	5,381
Total costs and operating expenses	5,750	5,028	16,051	14,890
Operating loss	(5,708)	(4,972)	(15,885)	(14,707)
Other income (expense):
Other segment items[1]	(308)	(737)	312	(1,028)
Interest expense, related party	(471)	(264)	(1,590)	(432)
Other income (expense), net	5	13	(7)	(10)
Total other income (expense), net	(774)	(988)	(1,285)	(1,470)
Net loss	$(6,482)	$(5,960)	$(17,170)	$(16,177)

(1)	Other segment items include the change in fair value of forward purchase agreement put option liability, change in fair value of forward purchase agreement warrant liability, change in fair value of private warrant liability and change in fair value of publicly traded warrant liability.

12. Related Party Transactions

The Company had various transactions with a former member of its board of directors and a stockholder of the Company, which is considered a related party.

●	The Company leases its headquarters office space in Minnesota from a company owned by the stockholder. The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was $946 and $945 as of September 30, 2025 and December 31, 2024, respectively. The lease liability increased as the result of the Company amending the existing lease to add square footage.

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

●	The Company received Term Loans from GAT during 2024 and 2025 (see Note 8).

●	The Company has a shared services arrangement with a company that is indirectly owned by the stockholder, for certain support services used in the course of business. This arrangement originated on January 1, 2022 with a term of two years that automatically renews each year thereafter unless terminated by either party. In relation to the shared services arrangement, the Company expensed less than $100 during each of the nine months ended September 30, 2025 and 2024.

In June 2025, the Company entered into a contract with a member of its executive team to serve as the Company’s interim chief financial officer. In relation to this contract, the Company recognized expense of $95 for the nine months ended September 30, 2025.

13. Commitment and Contingencies

The Company is party to various litigation matters arising from time to time in the ordinary course of business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery. Atlas alleges that it was not allowed to redeem its shares of the Company’s Common Stock and that the defendants acted to prevent Atlas’s attempt to redeem its shares. The defendants assert that Atlas did not comply with the requirements for redeeming shares set forth in the Company’s organizational documents. Atlas asserts damages in the amount of approximately $9,400, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. On March 3, 2025, the court partially granted a motion to dismiss which dismissed and reduced some of the counts and allegations in the amended complaint, which narrowed the theories and facts at issue in this litigation. The Company is unable to predict the outcome of this legal proceeding.

As of September 30, 2025 and December 31, 2024, the Company has not recorded accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

14. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(6,482)	$(5,960)	$(17,170)	$(16,177)
Less: Cumulative preferred dividends	(1,265)	(1,380)	(3,755)	(4,110)
Net loss attributable to common stockholders, basic and diluted	$(7,747)	(7,340)	$(20,925)	(20,287)

Denominator:
Weighted-average Common Stock outstanding, basic and diluted	21,851,606	18,616,362	21,522,618	18,605,482
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.39)	$(0.97)	$(1.09)

ENVOY MEDICAL, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

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

	September 30,
	2025	2024
Stock options	2,060,934	2,071,374
Series A Preferred Stock (as converted to common stock)	3,588,406	3,913,043
Publicly traded warrants	14,166,666	14,166,666
Shortfall Warrants	3,104,511	3,743,394
Term Loan Warrants	3,500,000	1,500,000
September 2025 Offering Warrants	5,868,336	-

15. Subsequent Events

Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed consolidated financial statements.

October 2025 Offering

In October 2025, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 3,007,524 shares of Common Stock in a registered direct offering (the “October 2025 Offering”). The Common Stock was offered at a price of $1.33 per share, and the gross cash proceeds to the Company were $4,000. As part of the October 2025 Offering, the Company issued warrants to investors to purchase 9,022,572 shares of Common Stock with an exercise price of $1.33 per share with each of the investors acquiring three warrants for every share of Common Stock purchased.

Additional warrants were issued to the placement agent to purchase 225,564 shares of Common Stock with an exercise price of $1.6625 per share. The warrants issued as part of the October 2025 Offering will expire on the second anniversary of the date on which the registration statement registering the resale of the warrants becomes effective. The Company incurred $426 of offering costs specific to the placement agent. The closing of the registered direct offering occurred on October 9, 2025.

Exercise of Shortfall Warrants

In October 2025, the Meteora parties exercised 1,969,012 Shortfall Warrants at $1.50 per share and the Company received $2,954 of cash proceeds.

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of September 30, 2025 and December 31, 2024, and the three and nine months ended September 30, 2025 and 2024, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2024 and 2023, together with related notes thereto included in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

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

Our first product, the Esteem ® Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), received FDA approval in 2010. The Esteem FI-AMEI is a fully implanted active middle ear hearing device and remains the only FDA approved fully implanted hearing device in the U.S. market. Unfortunately, the Esteem FI-AMEI failed to gain commercial traction, primarily due to a lack of reimbursement or insurance coverage from third-party payors.

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

The IDE was approved as a “staged” clinical trial. The first stage allowed for enrollment of 10 study participants prior to the Company having to formally request FDA approval to expand enrollment to the full subject cohort of 56 patients. The Company collected and submitted preliminary clinical data after the three-month follow up visit that adequately characterized device effectiveness of the first 10 study participants to justify study expansion into the second and final stage. Envoy Medical’s expansion request to the FDA was formally approved by the FDA on October 3, 2025. We have now started the final stage of the trial and have begun enrolling the final cohort of 46 study participants for a total study population of 56 patients.

Each implanted study participant will be followed through their 12-month visit. After all 56 patients have been through their 12-month visits, the data will be collected and analyzed in accordance with the clinical study protocol and statistical analysis plan. Upon finalization of the results, Envoy Medical intends to submit a Premarket Approval (“PMA”) application to the FDA. The FDA will have 180 days to review the PMA application unless a panel review is requested. If a panel review is requested, it may add several months of additional review time to the PMA application. As a result, Envoy Medical currently anticipates obtaining the FDA’s decision on our PMA application at some point within the second half of 2027 assuming that no panel review is requested. If a panel review is requested, the FDA’s decision could extend to the first half of 2028.

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

We had a net loss of $6,482 and $5,960 for the three months ended September 30, 2025 and 2024, respectively, and $17,170 and $16,177 for the nine months ended September 30, 2025 and 2024, respectively, and had an accumulated deficit of $305,659 and $284,734 as of September 30, 2025 and December 31, 2024, respectively. We have funded our operations to date primarily through the issuance of equity securities and debt. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, sales and marketing expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

Recent Developments

Expansion of Clinical Trial

On October 3, 2025, the FDA approved the advancement of the Company’s pivotal clinical trial for Acclaim CI to the second and final stage of the clinical trial based on three-month data from the 10 study participants from the first stage of the clinical trial. None of the 10 study participants from the first stage of the trial have reported any serious adverse events or unanticipated device effects. In addition, the preliminary clinical data effectively characterized that the investigational Acclaim CI can achieve effectiveness for its proposed intended use, which was a required condition of expanded trial enrollment being approved by the FDA.

The second and final stage of the clinical trial will consist of an additional 46 participants at seven clinical trial sites within the United States. Enrollment for the second stage is currently underway. On October 31, 2025, the first three patients enrolled in the final stage of the clinical trial.

Nasdaq Market Value of Listed Securities Requirement

On February 25, 2025, we received a deficiency notification letter (the “Notification Letter”) from The Nasdaq Stock Market (“Nasdaq”) stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(2) (the “Rule”) because the market value of the Company’s listed securities did not meet the minimum of $35,000 (the “MVLS Requirement”) for the period for 31 consecutive business days between January 7, 2025 and February 24, 2025. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had a grace period of 180 calendar days to regain compliance with Nasdaq Listing Rule 5550(b)(2) and would return to compliance if the market value of our listed securities exceeds $35,000 for ten consecutive business days.

On August 26, 2025, we received a determination letter from Nasdaq notifying us that we had not regained compliance with the MVLS Requirement within the 180-day cure period. The determination letter informed the Company that it can request a hearing regarding Nasdaq’s determination with a Hearings Panel (the “Panel”) to discuss how we believe we will regain compliance and why the Company believes the Panel should grant an extension. The Company timely requested a hearing, which occurred on October 2, 2025.

On October 23, 2025, the Panel notified us that it has granted the Company’s request for an exception to demonstrate compliance with the MVLS Requirement for continued listing through February 23, 2026.

We intend to actively monitor the market value of our listed Common Stock and will consider available options to regain compliance with the MVLS Requirement. However, there can be no assurance that we will be able to regain compliance with the MVLS Requirement or that Nasdaq will grant us a further extension of time to regain compliance, if applicable.

September 2025 Offering

On September 22, 2025, we entered into a Securities Purchase Agreement (the “September Purchase Agreement”) with certain accredited and institutional investors named therein (the “Purchasers”), pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the Purchasers (the “September Registered Offering”) 1,908,402 shares (the “September Shares”) of our Common Stock at a purchase price of $1.31 per share.

Pursuant to the terms of the September Purchase Agreement, in a concurrent private placement (the “September Private Placement” and together with the September Registered Offering, the “September 2025 Offering”), the Company issued warrants to purchase up to an aggregate of 5,725,206 shares of Common Stock (the “September 2025 Private Placement Warrants”) with each of the Purchasers acquiring three warrants for every share of Common Stock purchased. The September 2025 Private Placement Warrants have an exercise price of $1.31 per share, will be exercisable commencing on the effective date of stockholder approval of the issuance of the shares of Common Stock issuable upon exercise of the September 2025 Private Placement Warrants (the “Stockholder Approval”), and will expire twenty-four months following the effective date of the Stockholder Approval.

The September 2025 Offering closed on September 23, 2025. The September 2025 Offering resulted in aggregate gross proceeds to the Company of $2,500. Additionally, if the holders of the September 2025 Private Placement Warrants exercise such September 2025 Private Placement Warrants in full for cash following the Stockholder Approval, the Company would receive additional gross proceeds of $7,500.

Additional warrants were issued to the placement agent to purchase 143,130 shares of Common Stock with an exercise price of $1.6375 per share.

October 2025 Offering

On October 7, 2025, we entered into an additional Securities Purchase Agreement (the “October Purchase Agreement”) with the Purchasers, pursuant to which we agreed to issue and sell, in a registered direct offering by the Company directly to the Purchasers (the “October Registered Offering”) 3,007,524 shares (the “October Shares”) of our Common Stock at a purchase price of $1.33 per share.

Pursuant to the terms of the October Purchase Agreement, in a concurrent private placement (the “October Private Placement” and together with the October Registered Offering, the “October 2025 Offering”), the Company issued warrants (the “October 2025 Private Placement Warrants”) to purchase up to an aggregate of 9,022,572 shares of common stock with each of the Purchasers acquiring three warrants for every share of Common Stock purchased. The October 2025 Private Placement Warrants have an exercise price of $1.33 per share, will be exercisable commencing on the effective date of a registration statement that has been filed with the SEC (the “Effective Date”) and will expire twenty-four months following the Effective Date.

The October 2025 Offering closed on October 9, 2025. The October 2025 Offering resulted in aggregate gross proceeds to the Company of $4,000. Additionally, if the holders of the October 2025 Private Placement Warrants exercise such October 2025 Private Placement Warrants in full for cash following the effective date of a registration statement, the Company would receive additional gross proceeds of $12,000.

Additional warrants were issued to the placement agent to purchase 225,564 shares of Common Stock with an exercise price of $1.6625 per share.

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

Key Components of Our Results of Operations

Revenue

Currently, we derive substantially all our revenue from the sale of the Esteem FI-AMEI implants and replacement components to Esteem FI-AMEI implants. We enter arrangements with patients to provide them with the Esteem FI-AMEI device, personal programmer devices, sound processor / battery assembly ("Battery") replacements, and/or an optional Care Plan, each of which are outputs of our ordinary activities in exchange for consideration. Revenue from product sales is recognized upon transfer of control of the product to a customer, which occurs at a point in time, when we are notified the product has been implanted or used by the customer in a surgical procedure. New implantations of the Esteem FI-AMEI are not expected to be more than a few per year and may be as low as zero. Although we believe it to be unlikely, Esteem FI-AMEI implantations could potentially increase with favorable reimbursement policy and coverage changes. We will continue our efforts to pursue positive reimbursement changes for fully implanted active middle ear implants. There will be continued nominal revenue from replacement of sound processors for patients who need a new Battery.

Upon commercialization of our Acclaim CI product, we expect that Acclaim CI revenues will more than exceed our Esteem FI-AMEI revenue. We are targeting FDA approval on our PMA application for the Acclaim CI in the second half of 2027 or first half of 2028, depending on the FDA's review process and timeline.

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

Our R&D expenses are currently tracked on a project basis. The majority of our R&D expenses incurred during the three and nine months ended September 30, 2025 and 2024 were for the development of the Acclaim CI.

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

Change in Fair Value of Private Warrant Liability

We recognize the private warrant liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations and comprehensive loss during each reporting period.

Change in Fair Value of Publicly Traded Warrant Liability

We recognize the publicly traded warrant liability at fair value at each reporting period. The liability is subject to re-measurement at each balance sheet date, and any change in fair value is recognized in our unaudited condensed consolidated statements of operations and comprehensive loss during each reporting period.

Interest Expense, Related Party

Interest expense, related party consists of accrued interest for the term loans held by a related party (the “Term Loans”), as well as amortization of the debt discount recorded as a result of the warrants issued with the Term Loans. Amortization of the debt discount is recorded over the respective terms of the Term Loans. On August 25, 2025, the Term Loans were extinguished resulting in the Company no longer recognizing interest expense on the Term Loans.

Other Income (Expense), Net

Other expense for the three and nine months ended September 30, 2025 and 2024 consists of interest incurred on insurance financing loans as well as interest income.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

	Three Months Ended
	September 30,		Change in
(Dollars in thousands)	2025	2024	$	%
Net revenues	$42	$56	$(14)	(25.0)%
Costs and operating expenses:
Cost of goods sold	203	187	16	8.6)%
Research and development	2,700	2,757	(57)	(2.1)%
Sales and marketing	405	394	11	2.8%
General and administrative	2,442	1,690	752	44.5%
Total costs and operating expenses	5,750	5,028	722	14.4%
Operating loss	(5,708)	(4,972)	(736)	14.8%
Other income (expense):
Change in fair value of forward purchase agreement put option liability	-	-	-	0.0%
Change in fair value of forward purchase agreement warrant liability	64	(311)	375	(120.6)%
Change in fair value of private warrant liability	(339)	-	(339)	N/A
Change in fair value of publicly traded warrant liability	(33)	(426)	393	(92.3)%
Interest expense, related party	(471)	(264)	(207)	78.4%
Other income (expense), net	5	13	(8)	(61.5)%
Total other income (expense), net	(774)	(988)	214	(21.7%
Net loss	(6,482)	(5,960)	(522)	8.8%

Net Revenues

Net revenues decreased $14 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Revenues are not significant to the results of our operations.

Cost of Goods Sold

Cost of goods sold increased $16 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The change is due to an increase in Esteem FI-AMEI material waste during production offset by lower professional fees related to manufacturing personnel.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,		Change in
(Dollars in thousands)	2025	2024	$	%
R&D product costs	$918	$1,200	$(282)	(23.5)%
R&D personnel costs	1,616	1,334	282	21.1%
Other R&D costs	166	223	(57)	(25.6)%
Total research and development costs	$2,700	$2,757	$(57)	(2.1)%

R&D expenses decreased $57 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. R&D product costs decreased $282 from the prior period as we moved from the development phase into the clinical trials phase. Personnel costs increased $282 from the prior period to support the clinical trials with additional headcount. Increases in other R&D costs were more than offset by lower professional services fees.

Sales and Marketing Expenses

Sales and marketing expenses increased $11 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. A reduction of legal and professional fees of $112 associated with securing insurance reimbursement for the Esteem FI-AMEI product, was almost entirely offset by increased headcount-related expenses of $100.

General and Administrative Expenses

General and administrative expenses increased $752 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase is primarily due to increased public company costs of $268 and expenses directly related to the September 2025 Offering of $444. Additionally, increased consulting expenses of $132 were partially offset by decreased headcount-related expenses of $66.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The gain from the change in the fair value of the forward purchase agreement warrant liability was $64 for the three months ended September 30, 2025 compared to a loss of $311 for the three months ended September 30, 2024. For the three months ended September 30, 2025 the change was primarily a result of an amendment to the Forward Purchase Agreement that changed the Exercise Price Floor of the Shortfall Warrants (as defined in Note 9 of the unaudited condensed consolidated financial statements) to $1.50. The loss for the three months ended September 30, 2024 was driven by changes in the Company’s closing price during that period.

Change in Fair Value of Private Warrant Liability

The loss from the change in the fair value of the private warrant liability was $339 for the three months ended September 30, 2025 as a result of issuing the warrants on September 23, 2025 and the subsequent remeasurement on September 30, 2025.

Change in Fair Value of Publicly Traded Warrant Liability

The loss from the change in the fair value of the publicly traded warrant liability was $33 for the three months ended September 30, 2025 compared to a loss of $426 for the three months ended September 30, 2024. This fluctuation is due to a larger increase in the Company’s closing price for those warrants during the 2024 period as compared to the 2025 period.

Interest Expense, Related Party

Interest expense, related party increased $207 for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase is due to additional issuances of Term Loans between the two periods. On August 25, 2025, the Term Loans were settled and accordingly, interest expense is no longer recognized.

Other Income (Expense), Net

Other expense decreased by $8 for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily due to $15 of non-recurring income received in the three months ended September 30, 2024.

Comparison of the nine months ended September 30, 2025 and 2024

	Nine Months Ended
	September 30,		Change in
(Dollars in thousands)	2025	2024	$	%
Net revenues	$166	$183	$(17)	(9.3)%
Costs and operating expenses:	-	-
Cost of goods sold	663	585	78	13.3%
Research and development	7,933	7,708	225	2.9%
Sales and marketing	1,124	1,216	(92)	(7.6)%
General and administrative	6,331	5,381	950	17.7%
Total costs and operating expenses	16,051	14,890	1,161	7.8%
Operating loss	(15,885)	(14,707)	(1,178)	8.0%
Other income (expense):
Change in fair value of forward purchase agreement put option liability	-	103	(103)	(100.0)%
Change in fair value of forward purchase agreement warrant liability	522	(329)	851	(258.7)%
Change in fair value of private warrant liability	(339)	-	(339)	N/A
Change in fair value of publicly traded warrant liability	129	(802)	931	(116.1)%
Interest expense, related party	(1,590)	(432)	(1,158)	268.1%
Other income (expense), net	(7)	(10)	3	(30.0)%
Total other income (expense), net	(1,285)	(1,470)	185	(12.6)%
Net loss	(17,170)	(16,177)	(993)	6.1%

Net Revenues

Net revenues decreased $17 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Revenues are not significant to the results of our operations.

Cost of Goods Sold

Cost of goods sold increased $78 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is primarily due to an increase in personnel costs, scrap, and non-recurring expenses partially of $144 offset by lower fees for third-parties performing work related to our products of $71.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,		Change in
(Dollars in thousands)	2025	2024	$	%
R&D product costs	$3,012	$3,327	$(315)	(9.5)%
R&D personnel costs	4,285	4,074	211	5.2%
Other R&D costs	636	307	329	107.2%
Total research and development costs	$7,933	$7,708	$225	2.9%

R&D expenses increased $225 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. R&D product costs decreased $315 from the prior period as we moved from the development phase into the clinical trials phase. R&D personnel costs and other R&D costs increased $211 and $329, respectively, from the prior period to support the clinical trials with increased headcount and equipment, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased $92 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease is primarily due to a reduction of legal fees of $425 associated with securing insurance reimbursement for the Esteem FI-AMEI product, partially offset by increased headcount related expenses of $219 and other professional services of $100.

General and Administrative Expenses

General and administrative expenses increased $950 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is primarily due to expenses directly related to the September 2025 Offering of $444, a $315 severance accrual for the former chief financial officer as well as increased costs for consultants for the nine months ended September 30, 2025.

Change in Fair Value of Forward Purchase Agreement Put Option Liability

The change in the fair value of the forward purchase agreement put option liability was zero for the nine months ended September 30, 2025 compared to a gain of $103 for the nine months ended September 30, 2024. During the first quarter of 2024, the shares associated with the forward purchase agreement put option were sold.

Change in Fair Value of Private Warrant Liability

The loss from the change in the fair value of the private warrant liability was $339 for the nine months ended September 30, 2025 as a result of issuing the warrants on September 23, 2025 and the subsequent remeasurement on September 30, 2025.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The gain from the change in the fair value of the forward purchase agreement warrant liability was $522 for the nine months ended September 30, 2025 compared to a loss of $329 for the nine months ended September 30, 2024. The change is primarily due to the decrease in stock price.

Change in Fair Value of Publicly Traded Warrant Liability

The gain from the change in the fair value of the publicly traded warrant liability was $129 for the nine months ended September 30, 2025 compared to a loss of $802 for the nine months ended September 30, 2024. The fluctuation is due to a decrease in the Company’s closing price for those warrants during the 2025 period compared to an increase for the 2024 period.

Interest Expense, Related Party

Interest expense, related party increased $1,158 for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is due to additional issuances of Term Loans between the two periods. On August 25, 2025, the Term Loans were settled and accordingly, interest expense is no longer recognized.

Other Income (Expense), Net

Other expense decreased by $3 for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to a reduction in interest incurred on insurance financing loans.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our products and fund the process of clinical FDA trials. We have funded our operations to date primarily with proceeds from issuing equity securities, term loans, convertible notes and proceeds from the Business Combination. As of September 30, 2025 and December 31, 2024, we had $3,556 and $5,483 of cash, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include issuances of our Common Stock, Series A Preferred Stock, warrants, convertible debt, term debt and other financing agreements such as the Forward Purchase Agreement, and proceeds from the sales of the Esteem FI-AMEI implants and replacement components. See Note 1, “Nature of the Business and Basis of Presentation”, of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Based on our cash position as of September 30, 2025, the $4,000 of gross proceeds from the October 2025 Offering, the $2,954 of proceeds from the Shortfall Warrants as discussed in Note 15, “Subsequent Events” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report, and assuming there is no additional funding through the exercise of any outstanding warrants, we expect to have sufficient funds for our operations through February or March 2026. Proceeds from the exercise of any outstanding warrants or other sources, which we expect, will provide us with funding beyond this timeframe. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. If we are unable to raise sufficient financing when needed or events or circumstances occur such that we do not meet our strategic plans, we may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. These matters raise substantial doubt about our ability to continue as a going concern. To the extent that we raise additional capital through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our Acclaim CI, future revenue streams, research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of the Form 10-K titled “Risk Factors – Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Net cash (used in ) provided by:
Operating activities	$(12,516)	$(12,858)
Investing activities	(7)	(1,514)
Financing activities	10,593	14,581
Effect of exchange rate changes on cash	3	(3)
Net decrease in cash	$(1,927)	$206

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2025 was primarily used to fund a net loss of $17,170 and $1,761 of cash inflows from net changes in the levels of operating assets and liabilities, adjusted for non-cash expenses in an aggregate amount of $2,893.

The $1,761 of cash inflows from net changes in the levels of operating assets and liabilities was primarily due to a decrease of $761 in other receivable due to the receipt of an income tax refund, an increase to a severance accrual of $315 paid out over a 12-month period, as well as other typical fluctuations resulting from timing of cash receipts and disbursements within operating accounts. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in the section of this Report titled “Risk Factors.”

Net cash used in operating activities for the nine months ended September 30, 2024 was primarily used to fund a net loss of $16,177, adjusted for non-cash expenses in an aggregate amount of $3,053 and $266 of cash inflows changes in the levels of operating assets and liabilities. The change related to operating assets and liabilities relates to increases in accounts payable, accounts receivable, and inventories and decreases in other receivable, prepaid expenses and other current assets, operating lease liability (related party), accrued expenses, and product warranty liability.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 was $7 and consisted of purchases of computer equipment.

Net cash used in investing activities for the nine months ended September 30, 2024 was $1,514 and consisted of purchases of property and equipment, specifically equipment used in the production of finished goods.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2025 was $10,593 and was a result of proceeds from the issuance of Term Loans in the amount of $10,000, proceeds from the September 2025 Offering in the amount of $2,500, and proceeds from the ATM equity offering program and Shortfall Warrants (both as defined in Note 9 of the unaudited condensed consolidated financial statements) in the amount of $572, partially offset by dividends paid to preferred stockholders in the amount of $1,820, payments made on insurance financing loans of $636, and $100 of costs related to extinguishing the Term Loans.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $14,581. This increase was driven by the $15,000 proceeds from the 2024 Term Loans, the receipt of $1,683 from the sale of Common Stock associated with the forward purchase agreement as well as proceeds from the exercise of Shortfall Warrants of $434, partially offset by dividends paid to holders of the Series A Preferred Stock of $1,833 and payments made on insurance financing loans of $703.

Contractual Obligations and Commitments

Our principal commitments consist of our operating leases for office space and a litigation matter arising from the Company’s Business Combination. Information on our open litigation matter is included in Note 13, “Commitments and Contingencies” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Related Party Arrangements

Our related party arrangements consist of receiving term loan financings, leasing our headquarters office space, contracting for IT services from a stockholder, and a contract with an executive officer. For further information on the related party arrangements, refer to Note 8, “Debt (Related Party)” and Note 12, “Related Party Transactions”, of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

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

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 - Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis (in thousands):

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2024	$472
Change in fair value	(522)
Effect of amendment (see Note 9)	62
Balance as of September 30, 2025	$12

The fair value of the forward purchase agreement warrant liability, which is a Level 3 fair value measurement, was estimated using a Monte Carlo simulation model. Key estimates and assumptions impacting the fair value measurement include (i) the Company’s stock price, (ii) the initial exercise price, (iii) volatility, (iv) the remaining term and (v) the risk-free rate.

Research and Development Expenses

We will incur substantial expenses associated with prototyping, improvements, testing and clinical trials. Accounting for clinical trials relating to activities performed by external vendors requires us to exercise significant estimates regarding the timing and accounting for these expenses. We estimate costs of R&D activities conducted by service providers, which include the conduct of sponsored research and contract manufacturing activities. The diverse nature of services being provided for our clinical trials and other arrangements, the different compensation arrangements that exist for each type of service and the lack of timely information related to certain clinical activities complicates the estimation of accruals for services rendered by third parties in connection with clinical trials. We record the estimated costs of R&D activities based upon the estimated amount of services provided but not yet invoiced and include these costs in accrued expenses or prepaid expenses on the unaudited condensed consolidated balance sheets and within R&D expense on the unaudited condensed consolidated statements of operations and comprehensive loss. In estimating the duration of a clinical study, we evaluate the start-up, treatment and wrap-up periods, compensation arrangements and services rendered attributable to each clinical trial and fluctuations are regularly tested against payment plans and trial completion assumptions.

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

Product Warranty

During 2013, we offered a lifetime warranty to clinical trial patients to cover Battery and surgery related costs. We estimate the costs that may be incurred under this lifetime warranty and record a liability in the amount of such costs at its present value. The assumptions utilized in developing the liability include an estimated cost per unit of $6, an average Battery life of five years, inflationary increases, discount rate, and an average patient life calculated on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries.

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

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10% or more of sales for the three and nine months ended September 30, 2025 and 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Interim Chief Financial Officer that our disclosure controls and procedures as of September 30, 2025 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the unaudited condensed consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States ("U.S. GAAP").

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of September 30, 2025:

●	The Company has limited personnel with accounting knowledge, experience and training to appropriately analyze, record and disclose certain accounting matters to provide reasonable assurance of preventing material misstatements.

●	The Company’s management has yet to fully implement a formal risk assessment that addresses risks relevant to financial reporting objectives, including cybersecurity and fraud risks.

●	The Company has yet to fully design, document and maintain formal accounting policies, procedures and controls over significant accounts and disclosures to achieve complete, accurate and timely financial accounting, reporting and disclosures, including segregation of duties and adequate controls related to the preparation, posting, modification and review of journal entries, and the accounting treatment of complex transactions, including fair value measurements under U.S. GAAP.

●	The Company has yet to fully design and maintain effective controls over certain information technology general controls for information systems that are relevant to the preparation of its unaudited condensed consolidated financial statements, including ineffective controls around user access and segregation of duties.

Considering this, the Company performed additional procedures and analyses as deemed necessary to ensure that its financial statements were prepared in accordance with U.S. GAAP.

The Company has begun the process of conducting a formal risk assessment and implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel with appropriate technical accounting knowledge and public company experience in financial reporting;

●	designing, documenting and implementing effective processes and controls over significant accounts and disclosure;

●	designing, documenting, and implementing security management and change management controls over information technology systems, including adjusting user access levels and implementing external logging on activity and periodic review of such logs; and

●	engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. Except as described below, we are not currently involved in any material legal proceedings outside the ordinary course of our business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery. Atlas alleges that it was not allowed to redeem its shares of the Company’s Common Stock and that Defendants acted to prevent Atlas’s attempt to redeem its shares. Defendants assert that Atlas did not comply with the requirements for redeeming shares set forth in the Company’s organizational documents. Atlas asserts damages in the amount of approximately $9.4 million, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. On March 3, 2025, the court partially granted a motion to dismiss which dismissed and reduced some of the counts and allegations in the amended complaint, which narrowed the theories and facts at issue in this litigation. The Company is unable to predict the outcome of this legal proceeding.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

During the fiscal quarter ended September 30, 2025, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, except as follows:

On August 29, 2025, we issued 109,670 shares of Common Stock to a public relations firm in exchange for services to be provided by the firm. The shares of Common Stock were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1 (+)	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	8-K	001-40133	2.1	April 18, 2023
2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4	333-271920	2.2	May 15, 2023
2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4/A	333-271920	2.3	September 1, 2023
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40133	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40133	3.2	October 5, 2023
3.3	Certificate of Designation of Series A Preferred Stock of the Company.	8-K	001-40133	3.3	October 5, 2023
4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as Warrant Agent.	8-K	001-40133	10.1	March 4, 2021
4.2	Form of Shortfall Warrant.	S-1/A	333-276590	4.2	February 15, 2024
4.3	Description of Securities.	10-K	001-40133	4.3	April 1, 2024
4.4	Form of Private Warrant	10-K	001-0133	4.4	March 31, 2025
4.5	Form of September Private Placement Warrant	10-K	001-0133	4.1	September 23, 2025
4.6	Form of September Placement Agent Warrant	10-K	001-0133	4.2	September 23, 2025
10.1	Satisfaction of Promissory Notes by and between the Company and GAT Funding, LLC, dated effective August 25, 2025.	8-K	001-40133	10.1	August 26, 2025
10.2	Amendment to Forward Stock Purchase Agreement, between the Meteora FPA Parties and the Company, dated July 28, 2025.	8-K	001-40133	10.1	July 29, 2025
10.3	Warrant Extension and Voting Agreement, by and among the Company, GAT Funding, LLC, Taylor Sports Group, Inc., and Glen A. Taylor, dated September 4, 2025.	8-K	001-40133	10.1	September 9, 2025
10.4	Form of September Purchase Agreement	8-K	001-40133	10.1	September 23, 2025
31.1 (*)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (*)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (**)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (**)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statements of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.
104(#)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed herewith.

(*)	Furnished herewith.

(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III - SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVOY MEDICAL, INC.

November 10, 2025	/s/ Brent T. Lucas
	Name:	Brent T. Lucas
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 10, 2025	/s/ Robert Potashnick
	Name:	Robert Potashnick
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)