Form 10-K/A
period 2025-12-31
Envoy Medical, Inc.
filed 2026-04-13
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K of Envoy Medical, Inc. (the “Company”) for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission on March 23, 2026 (the “Original Form 10-K”). This Amendment is being filed solely to correct a typographical error in the consent of Grant Thornton LLP, the Company's independent registered public accounting firm (the “Consent”).

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (this “Exchange Act”), this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as set forth in this Amendment, no other changes have been made to the Original Form 10-K. The Original Form 10-K has not been amended or updated to reflect events occurring after the filing date of the Original Form 10-K, except as specifically set forth in this Amendment. This Amendment should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)  List of Documents Filed as a Part of This Report:

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b)  Exhibits:

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40133	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40133	3.2	October 5, 2023
3.3	Certificate of Designation of Series A Preferred Stock of the Company.	8-K	001-40133	3.3	October 5, 2023
4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as Warrant Agent.	8-K	001-40133	10.1	March 4, 2021
4.2	Form of Shortfall Warrant.	S-1/A	333-276590	4.2	February 15, 2024
4.3	Description of Securities.	10-K	001-40133	4.3	April 1, 2024
4.4	Form of GAT Warrant.	10-K	001-40133	4.4	March 31, 2025
4.5	Form of September Private Placement Warrant	8-K	001-40133	4.1	September 23, 2025
4.6	Form of September Placement Agent Warrant	8-K	001-40133	4.2	September 23, 2025
4.7	Form of October Private Placement Warrant	8-K	001-40133	4.1	October 9, 2025
4.8	Form of October Placement Agent Warrant	8-K	001-40133	4.2	October 9, 2025
4.9	Form of Pre-Funded Warrant	S-1/A	333-292260	4.9	February 6, 2026
4.10	Form of Series A-1 Warrant	S-1/A	333-292260	4.10	February 6, 2026
4.11	Form of Series A-2 Warrant	S-1/A	333-292260	4.11	February 6, 2026
4.12	Form of Placement Agent Warrant to be issued in this offering	S-1/A	333-292260	4.12	February 6, 2026
10.1	Amendment to Letter Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, Anzu SPAC GP I LLC and Anzu’s officers and directors.	8-K	001-40133	10.2	October 5, 2023
10.2 (+)	Amended and Restated Registration Rights Agreement, dated September 29, 2023, by and among Anzu Special Acquisition Corp I, Anzu SPAC GP I LLC and certain stockholders.	8-K	001-40133	10.3	October 5, 2023
10.3 (*)	Envoy Medical, Inc. Equity Incentive Plan.	8-K	001-40133	10.22	October 5, 2023
10.4 (*)	Envoy Medical, Inc. Employee Stock Purchase Plan.	8-K	001-40133	10.23	October 5, 2023
10.5 (*)	Form of Envoy Medical, Inc. Indemnification Agreement.	8-K	001-40133	10.21	October 5, 2023
10.6	Forward Purchase Agreement, dated as of April 17, 2023.	8-K	001-40133	10.4	April 18, 2023
10.7 (+)	Amendment No. 1 to Forward Purchase Agreement, dated as of May 25, 2023.	S-4/A	333-271920	10.27	June 30, 2023
10.8	Amendment No. 2 to Forward Purchase Agreement, dated as of September 28, 2023.	8-K	001-40133	10.24	October 5, 2023
10.9 (*)	Employment Agreement, dated October 16, 2023, between Envoy Medical Corporation and Brent T. Lucas.	8-K	001-40133	10.1	October 20, 2023
10.10 (*)	Employment Agreement, dated August 15, 2023, between Envoy Medical Corporation and David R. Wells.	10-Q	001-40133	10.10	November 17, 2023
10.11 (*)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Charles R. Brynelsen.	10-K	001-40133	10.11	April 1, 2024
10.12 (*)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Susan Kantor.	10-K	001-40133	10.12	April 1, 2024
10.13 (*)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Mona Patel.	10-K	001-40133	10.13	April 1, 2024
10.14 (*)	Letter Agreement, dated February 14, 2024, between Envoy Medical Corporation and Janis Smith-Gomez.	10-K	001-40133	10.14	April 1, 2024
10.15 (*)	Form of Option Award Agreement.	10-K	001-40133	10.15	April 1, 2024
10.16	Promissory Note, dated February 27, 2024, between Envoy Medical, Inc. and GAT Funding, LLC	10-Q	001-40133	10.1	May 15, 2024
10.17	Amendment to Forward Stock Purchase Agreement, dated July 29, 2024, between Envoy Medical, Inc. and the Meteroa FPA Parties.	8-K	001-40133	10.1	August 1, 2024
10.18	Promissory Note, dated August 27, 2024, between Envoy Medical, Inc. and GAT Funding, LLC.	10-Q	001-40133	10.1	November 14, 2024
10.19	Conversion and Waiver Agreement, dated December 20, 2024, by and between Envoy Medical, Inc. and Anzu SPAC GP I LLC.	8-K	001-40133	10.1	December 20, 2024

10.20	Amendment No. 1 to Common Stock Purchase Warrant, issued by Envoy Medical, Inc. to the Meteora Parties.	8-K	001-40133	10.1	June 25, 2024
10.21	Amendment No. 2 to Common Stock Purchase Warrant, issued by Envoy Medical, Inc. to the Meteora Parties.	8-K	001-40133	10.1	December 23, 2024
10.22	At The Market Offering Agreement dated as of January 17, 2025, between Envoy Medical, Inc and Roth Capital Partners, LLC	8-K	001-40133	10.1	January 17, 2025
10.23	Building Lease dated as of May 20, 2016, between Envoy Medical Corporation and Taylor Corporation, as amended.	10-K	001-40133	10.23	March 31, 2025
10.24	Services Agreement dated as of January 1, 2022, between Envoy Medical Corporation and Taylor Technology Services, Inc.	10-K	001-40133	10.24	March 31, 2025
10.25	Promissory Note, dated March 6, 2025, between Envoy Medical, Inc. and GAT Funding, LLC.	10-Q	001-40133	10.2	May 1, 2025
10.26	Amended and Restated Envoy Medical, Inc. 2023 Equity Incentive Plan	8-K	001-40133	10.1	June 3, 2025
10.27	Consulting Agreement by and between the Company and Oasis Business Consulting, LLC, dated effective June 23, 2025.	8-K	001-40133	10.1	June 25, 2025
10.28	Satisfaction of Promissory Notes by and between the Company and GAT Funding, LLC, dated effective August 25, 2025.	8-K	001-40133	10.1	August 26, 2025
10.29	Amendment No. 3 to Common Stock Purchase Warrant, issued by Envoy Medical, Inc. to the Meteora Parties, dated July 29, 2025.	8-K	001-40133	10.1	July 29, 2025
10.30	Warrant Extension and Voting Agreement, by and among the Company, GAT Funding, LLC, Taylor Sports Group, Inc., and Glen A. Taylor, dated September 4, 2025.	8-K	001-40133	10.1	September 9, 2025
10.31	Form of September 2025 Purchase Agreement	8-K	001-40133	10.1	September 23, 2025
10.32	Amendment No. 4 to Common Stock Purchase Warrant, issued by Envoy Medical, Inc. to the Meteora Parties, dated December 18, 2025.	8-K	001-40133	10.1	December 29, 2025
10.33	Form of October 2025 Purchase Agreement	8-K	001-40133	10.1	October 9, 2025
10.34	Engagement Letter, dated September 17, 2025, by and between Envoy Medical, Inc. and H.C. Wainwright & Co., LLC, as amended on December 17, 2025 and February 9, 2026.	S-1/A	333-292260	10.34	February 10, 2026
10.35	Amendment, dated February 11, 2026, to Engagement Letter, dated September 17, 2025, by and between Envoy Medical, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-40133	10.3	February 13, 2026
10.36	Form of February 2026 Purchase Agreement	S-1/A	333-292260	10.33	February 6, 2026
19.1	Envoy Medical, Inc. Policy on Inside Information and Insider Trading.	10-K	001-40133	19.1	April 1, 2024
21.1	List of Subsidiaries.	10-K	001-40133	21.1	March 31, 2025
23.1(#)	Consent of Grant Thornton LLP.
24.1(**)	Power of Attorney.
31.1(**)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2(**)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.3(#)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.4(#)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1(**)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(**)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy	10-K	001-40133	97.1	March 23, 2026
101.INS(**)	Inline XBRL Instance Document.
101.SCH(**)	Inline XBRL Taxonomy Extension Schema Document.
101.CAL(**)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(**)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(**)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(**)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104(#)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Indicates a management contract or compensatory plan.

(#)	Filed herewith.

(**)	Previously filed.

(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 13, 2026	ENVOY MEDICAL, INC.

/s/ Brent T. Lucas
	Name:	Brent T. Lucas
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: April 13, 2026	By	/s/ Brent T. Lucas
Brent T. Lucas
Chief Executive Officer and Director
(Principal Executive Officer and Director)

Date: April 13, 2026	By	/s/ Robert Potashnick
Robert Potashnick
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

4