Form 10-Q
period 2026-03-31
Envoy Medical, Inc.
filed 2026-05-11
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, the registrant had 76,881,110 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

ENVOY MEDICAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 31, 2026

Table of Contents

		Page

PART I	FINANCIAL INFORMATION

ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) for the three months ended March 31, 2026 and 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	33
ITEM 4.	Controls and Procedures	33

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	35
ITEM 1A.	Risk Factors	35
ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	35
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Mine Safety Disclosures	35
ITEM 5.	Other Information	35
ITEM 6.	Exhibits	36
PART III	SIGNATURES	37

i

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
	(unaudited)
Current assets:
Cash	$25,251	$3,739
Accounts receivable, net	31	34
Other receivable	17	19
Inventories	1,490	1,546
Prepaid expenses and other current assets	893	941
Total current assets	27,682	6,279
Property and equipment, net	962	1,035
Operating lease right-of-use asset (related party)	853	886
Prepaid expenses and other assets	325	358
Total assets	$29,822	$8,558

Liabilities, mezzanine equity, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,700	$2,920
Accrued expenses	9,653	7,639
Forward purchase agreement warrant liability	37	24
Product warranty liability, current portion	264	287
Operating lease liability, current portion (related party)	178	174
Other current liabilities	379	518
Total current liabilities	12,211	11,562
Product warranty liability, net of current portion	1,550	1,605
Operating lease liability, net of current portion (related party)	711	745
Private warrant liability	3,830	5,835
Publicly traded warrant liability	941	551
Other liability	27	27
Total liabilities	19,270	20,325

Commitments and contingencies (see Note 13)

Mezzanine equity
Warrants issued to placement agent as part of the 2025 Offerings (see Note 9)	391	391

Stockholders’ equity (deficit)
Series A Preferred Stock, $0.0001 par value; 100,000,000 shares authorized and 10,000,000 shares designated as of March 31, 2026 and December 31, 2025; 4,126,667 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 76,881,110 shares issued and outstanding as of March 31, 2026 and 28,934,960 shares issued and outstanding as of December 31, 2025	8	3
Additional paid-in capital	329,371	301,355
Accumulated deficit	(319,097)	(313,396)
Accumulated other comprehensive loss	(121)	(120)
Total stockholders’ equity (deficit)	10,161	(12,158)
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$29,822	$8,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$39	$46
Costs and operating expenses:
Cost of goods sold	313	226
Research and development	3,642	2,748
Sales and marketing	164	358
General and administrative	1,879	1,821
Total costs and operating expenses	5,998	5,153
Operating loss	(5,959)	(5,107)
Other income (expense):
Change in fair value of forward purchase agreement warrant liability	(13)	421
Loss on offering and change in fair value of private warrant liability	2,005	-
Change in fair value of publicly traded warrant liability	(390)	194
Interest expense (related party)	-	(495)
Other income (expense), net	6	(11)
Total other income (expense), net	1,608	109
Net loss	(4,351)	(4,998)

Cumulative preferred dividends	(1,350)	(1,238)

Net loss attributable to common stockholders, basic and diluted	$(5,701)	$(6,236)
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.29)
Weighted-average Class A Common Stock and pre-funded warrants outstanding, basic and diluted	68,934,960	21,326,609
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1)	6
Other comprehensive (loss) income	(1)	6
Comprehensive loss	$(4,352)	$(4,992)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	For the Three Months Ended March 31, 2026
	Mezzanine Equity		Permanent Equity
									Accumulated	Total
			Series A		Class A		Additional		Other	Stockholders'
	Number of		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Warrants	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2025	368,694	$391	4,126,667	$-	28,934,960	$3	$301,355	$(313,396)	$(120)	$(12,158)
Dividends on the Series A Preferred Stock	-	-	-	-	-	-	-	(1,350)	-	(1,350)
Stock-based compensation	-	-	-	-	-	-	239	-	-	239
Net proceeds from issuance of Class A Common Stock, Issued Pre-Funded Warrants, and Series A Warrants in February 2026 Offering	-	-	-	-	47,946,150	5	27,777	-	-	27,782
Foreign currency translation adjustment	-	-	-	-	-	-	-		(1)	(1)
Net loss	-	-	-	-	-	-	-	(4,351)		(4,351)
Balance at March 31, 2026	368,694	$391	4,126,667	$-	76,881,110	$8	$329,371	$(319,097)	$(121)	$10,161

	For the Three Months Ended March 31, 2025
	Permanent Equity
							Accumulated	Total
	Series A		Class A		Additional		Other	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2024	4,126,667	$-	21,326,609	$2	$266,013	$(284,734)	$(123)	$(18,842)
Dividends on the Series A Preferred Stock	-	-	-	-	-	(1,238)	-	(1,238)
Stock-based compensation	-	-	-	-	160	-	-	160
Issuance of warrants associated with the Term Loans	-	-	-	-	688	-	-	688
Foreign currency translation adjustment	-	-	-	-	-	-	6	6
Net loss	-	-	-	-	-	(4,998)	-	(4,998)
Balance at March 31, 2025	4,126,667	$-	21,326,609	$2	$266,861	$(290,970)	$(117)	$(24,224)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(4,351)	$(4,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	73	61
Interest expense and amortization of debt discount on Term Loans (related party)	-	495
Stock-based compensation for services	44	-
Amortization of prepaid insurance	227	247
Stock-based compensation	239	160
Loss on offering and change in fair value of private warrant liability	(2,005)	-
Change in fair value of publicly traded warrant liability	390	(194)
Change in fair value of forward purchase agreement warrant liability	13	(421)
Net change in operating lease (related party)	55	26
Change in inventory reserve	12	(23)
Changes in operating assets and liabilities:
Accounts receivable, net	3	(4)
Other receivable	2	757
Inventories	44	74
Prepaid expenses and other current assets	(121)	(75)
Accounts payable	(1,220)	10
Operating lease liability (related party)	(52)	(22)
Accrued expenses	664	199
Product warranty liability	(78)	(17)
Net cash used in operating activities	(6,061)	(3,725)

Cash flows from investing activities
Purchases of property and equipment	-	(6)
Net cash used in investing activities	-	(6)

Cash flows from financing activities
Payments on insurance financing loans	(208)	(233)
Proceeds from the issuance of Term Loans (related party)	-	5,000
Dividends paid to stockholders of Series A Preferred Stock	-	(1,213)
Proceeds from the issuance of Class A Common Stock, Issued Pre-Funded Warrants, and Series A Warrants	29,997	-
Offering costs from the issuance of Class A Common Stock, Issued Pre-Funded Warrants, and Series A Warrants	(2,215)	-
Net cash provided by financing activities	27,574	3,554

Effect of exchange rate changes on cash	(1)	6
Net (decrease) increase in cash	21,512	(171)
Cash, beginning of period	3,739	5,483
Cash, end of period	$25,251	$5,312

Supplemental disclosures of cash flow information:
Cash paid for interest	$11	$13
Non-cash investing and financing activities:
Accrued and unpaid dividends on Series A Preferred Stock	$1,350	$25
Financing of prepaid insurance	$69	$75
Issuance of Term Loan Warrants (related party)	$-	$688
Issuance of Placement Agent Warrants	$678	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

1. Nature of the Business and Basis of Presentation

Envoy Medical, Inc. (“Envoy Medical” or the “Company”) is a hearing health company focused on the development of fully implanted hearing solutions. The Company has developed two fully implanted hearing devices built around the Company’s proprietary sensor technology, which is implanted in the middle ear. These fully implanted hearing devices are designed to leverage the ear’s natural anatomy to capture sound and eliminate the need for external or subdermal microphones.

The Company’s first product, the Esteem® Fully Implanted Active Middle Ear Implant (“Esteem FI-AMEI”), is a fully implanted active middle ear hearing device. The Esteem FI-AMEI received approval from the United States Food and Drug Administration (“FDA”) in 2010 and remains the only fully implanted hearing device to successfully receive FDA approval.

The Company has shifted its focus to the Company’s second product, the investigational fully implanted Acclaim® Cochlear Implant (“Acclaim CI”), which the Company believes to be the first fully implantable cochlear implant. The Acclaim CI is designed with no external components worn on or behind the ear, does not use an external or subdermal microphone and incorporates an implanted rechargeable battery designed to last several days between charges. The Acclaim CI received the Breakthrough Device Designation from the FDA in 2019. The Acclaim CI is designed to address sensorineural hearing loss that is not adequately addressed by hearing aids. As part of the clinical trial, the Acclaim CI is intended for adults with severe-to-profound sensorineural hearing loss who have been deemed adequate candidates by a qualified physician.

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

Pursuant to the terms of the Forward Purchase Agreement, on the Closing Date, the Sellers purchased 425,606 shares of the Company’s Class A Common Stock (the “Recycled Shares”) directly from the redeeming stockholders of Anzu. During the year ended December 31, 2024, the Sellers sold the full amount of the Recycled Shares and, pursuant to the Forward Purchase Agreement, the Company received $4.00 per share sold, or $1,683. Also, effective upon the Closing Date, the Company paid to the Sellers a prepayment amount of $4,451 required under the Forward Purchase Agreement and transferred to the Sellers 8,512 shares of the Company’s Class A Common Stock.

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

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

2. Summary of Significant Accounting Policies

Liquidity and Going Concern

Since inception, the Company has historically incurred negative operating cash flows and losses from operations as the Company advances the clinical development of its products and the funding process of clinical FDA trials. These matters raise substantial doubt about the Company’s ability to continue as a going concern and although management has developed plans intended to support ongoing operations, such plans do not alleviate the substantial doubt. As of March 31, 2026, the Company has an accumulated deficit of $319,097. From February 2024 to June 2025, the Company received advances of $30,000 from term loans provided by a related party that have since been extinguished (see Note 8). In February 2024, the Company received net proceeds of $1,683 from the sale of 425,606 shares of Class A Common Stock held by the Meteora Parties. On various dates in 2024, the Company received net proceeds of $1,815 from the exercise by the Meteora Parties of Shortfall Warrants, as defined in Note 9, for 664,883 shares of Class A Common Stock (see Note 9). On various dates in 2025, the Company received net proceeds of $414 from an at-the-market offering for 300,742 shares of Class A Common Stock and $3,111 from the exercise by the Meteora Parties of Shortfall Warrants for 2,074,012 shares of Class A Common Stock (see Note 9). On September 23, 2025, the Company completed the September 2025 Offering, as defined in Note 9, and received net proceeds of $2,187 for 1,908,402 shares of Class A Common Stock. On October 9, 2025, the Company completed the October 2025 Offering, as defined in Note 9, and received net proceeds of $3,545 for 3,007,524 shares of Class A Common Stock. On February 12, 2026, the Company completed the February 2026 Offering, as defined in Note 9, and received net proceeds of $27,782 for an aggregate of (i) 47,946,150 shares of Class A Common Stock and (ii) 27,053,850 pre-funded warrants to purchase 27,053,850 shares of Class A Common Stock. The Company had cash of $25,251 as of March 31, 2026.

Management believes that its existing cash balances combined with potential proceeds from the exercise of outstanding warrants (see Note 9) and cash receipts from product sales will be sufficient to fund ongoing operations, including the Acclaim CI clinical trials, through at least one year from the date the unaudited condensed consolidated financial statements are issued. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balances and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain of its discretionary spending. The Company may be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Unaudited Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Pursuant to these rules and regulations, they do not include all information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, consisting of a normal recurring nature, considered necessary for a fair statement of the Company’s financial condition and results of operations. Operating results for the periods presented are not necessarily indicative of the results that might be expected for the full year. As such, the information included in this report should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, which are included in the Company’s Form 10-K. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements of the Company, but does not include all the disclosures required by U.S. GAAP.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

During the three months ended March 31, 2026, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025.

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

3. Fair Value Measurements

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$-	$-	$37	$37
Private warrant liability	-	3,830	-	3,830
Publicly traded warrant liability	941	-	-	941
	$941	$3,830	$37	$4,808

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$-	$-	$24	$24
Private warrant liability	-	5,835	-	5,835
Publicly traded warrant liability	551	-	-	551
	$551	$5,835	$24	$6,410

The Company has classified the publicly traded warrant liability within Level 1 of the hierarchy as the warrant is separately listed and traded in an active market. The publicly traded warrant’s listed price in an active market was used as the fair value.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The private warrant liability includes the September 2025 Investor Warrants and October 2025 Investor Warrants (both as defined in Note 9), with fair values of $1,483 and $2,347, respectively, as of March 31, 2026 and with fair values of $2,255 and $3,580, respectively, as of December 31, 2025. These fair values were estimated using Black-Scholes option models and based upon observable inputs such as the risk-free rate and the Company’s volatility which are considered Level 2 inputs. The following table presents the quantitative information regarding the Level 2 fair value measurements of the private warrant liability as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Stock price	$0.67	$0.66
Exercise price	$1.31 - $1.33	$1.31 - $1.33
Expected volatility	111.0% - 113.3%	147.0% -149.0%
Expected term (in years)	1.7 - 1.8	1.9 - 2.0
Risk-free rate	3.75% - 3.76%	3.50%

The fair value of the forward purchase agreement warrant liability is a Level 3 fair value measurement and was estimated using Monte Carlo simulation models. The use of significant unobservable inputs could result in those inputs being different at the reporting dates, which could result in a significantly higher or lower fair value measurement at the reporting dates. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Stock price	$0.67	$0.66
Initial exercise price	$10.46	$10.46
Annual volatility	146.0%	115.0%
Remaining term (in years)	0.8	1.0
Risk-free rate	3.63%	3.42%

The following tables summarize the activity for the Company’s Level 3 instrument measured at fair value on a recurring basis:

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2025	$24
Change in fair value	13
Balance as of March 31, 2026	$37

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

4. Inventories

Inventories consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$1,244	$1,262
Work-in-progress	50	88
Finished goods	196	196
Inventories	$1,490	$1,546

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	March 31,	December 31,
	2026	2025
Lab equipment	$3,113	$3,113
Production equipment	2,276	2,276
Computer equipment	654	654
Office equipment	101	101
Total	6,144	6,144
Less: Accumulated depreciation	(5,182)	(5,109)
Property and equipment, net	$962	$1,035

Depreciation expense was $73 and $61 for the three months ended March 31, 2026 and 2025, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued excise tax	$1,834	$1,928
Dividends payable	5,128	3,778
Accrued payroll	329	328
Accrued clinical trial	2,088	1,271
Accrued other	274	334
Accrued expenses	$9,653	$7,639

7. Product Warranty Liability

Changes in product warranty liability were as follows:

Warranty Liability
Balance as of December 31, 2025	$1,892
Utilization	(78)
Balance as of March 31, 2026	$1,814

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The assumptions utilized in developing the liability as of March 31, 2026 include an estimated cost per unit of $6, an average sound processor / battery assembly (“Battery”) life of five years, inflationary increase of 3.7%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.6% was used in the calculation as of March 31, 2026.

8. Debt (Related Party) and Interest Expense (Related Party)

February 2024 Term Loan

In February 2024, the Company issued a promissory note (the “February 2024 Term Loan”) with a minimum principal amount of $5,000 and up to $10,000 to GAT Funding, LLC (“GAT”), an entity controlled by Glen A. Taylor, then a member of the Company’s board of directors and a controlling stockholder of the Company. At closing, the Company drew $5,000 from the February 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7,500 of net tangible assets, the Company had the ability to draw the remaining $5,000 in $2,500 tranches, as long as each request was made prior to February 1, 2025. In both May 2024 and July 2024, the Company requested and received additional advances of $2,500 under the February 2024 Term Loan. The outstanding balance on the February 2024 Term Loan, net of discount, was $10,369 at the time the debt was extinguished as discussed below.

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

August 2024 Term Loan

In August 2024, the Company issued an additional promissory note (the “August 2024 Term Loan”) with a principal amount of up to $10,000 to GAT. At closing, the Company drew $5,000 from the August 2024 Term Loan. Provided that no event of default had occurred and the Company submitted a request for funding certifying that the Company had less than $7,500 of net tangible assets, the Company had the ability to draw the remaining $5,000 in $2,500 tranches, as long as each request is made prior to August 1, 2025. In December 2024, the Company requested and received an additional advance of $5,000 under the August 2024 Term Loan. The outstanding balance on the August 2024 Term Loan, net of discount, was $9,334 at the time the debt was extinguished as discussed below.

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

As a commitment fee, the Company was required to issue warrants to purchase 250,000 shares of its Class A Common Stock for each $2,500 of principal funded under the February 2024 Term Loan and August 2024 Term Loan. The warrants have an exercise price equal to the closing price on the date of funding of the applicable tranche.

Warrants - February 2024 Term Loan and August 2024 Term Loan

At closing of the initial funding of the February 2024 Term Loan, the Company issued warrants to purchase 500,000 shares of Class A Common Stock at an exercise price of $1.24 per share. At the time of their initial issuance, these warrants had a contractual expiration date of February 27, 2026. Upon the second draw made in May 2024, the Company issued warrants to purchase 250,000 shares of Class A Common Stock at an exercise price of $3.04 per share. At the time of their initial issuances, these warrants had a contractual expiration date of May 28, 2026. Upon the third draw made in July 2024, the Company issued warrants to purchase 250,000 shares of Class A Common Stock at an exercise price of $2.25 per share. At the time of their initial issuance, these warrants had a contractual expiration date of July 23, 2026. The expiration dates of each of these warrants issued in connection with the February 2024 Term Loan have been amended as discussed below.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

At closing of the initial funding of the August 2024 Term Loan, the Company issued warrants to purchase 500,000 shares of Class A Common Stock at an exercise price of $2.97 per share. At the time of their initial issuances, these warrants had a contractual expiration date of August 27, 2026. Upon the second draw made in December 2024, the Company issued warrants to purchase 500,000 shares of Class A Common Stock at an exercise price of $2.20 per share. At the time of their initial issuances, these warrants had a contractual expiration date of December 11, 2026. The expiration dates of each of these warrants issued in connection with the February 2024 Term Loan have been amended as discussed below.

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

The Term Loans were accounted for as a conventional debt instrument and are accounted for in accordance with ASC 470, Debt and ASC 815, Derivatives and Hedging (“ASC 815”). As a result of the issuance of the warrants with the February 2024, May 2024 and July 2024 closings of the February 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $179, $197, and $210, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheets. Subsequently, the amortization of these debt discounts was recorded to interest expense (related party) over the term of the February 2024 Term Loan.

As a result of the issuance of the warrants with the August 2024 and December 2024 closings of the August 2024 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $489 and $321, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheets. Subsequently, the amortization of these debt discounts was recorded to interest expense (related party) over the term of the August 2024 Term Loan.

As a result of the issuance of the warrants with the March 2025 and June 2025 closings of the March 2025 Term Loan, which met the criteria for equity classification under applicable U.S. GAAP, the Company recorded the fair value of the warrants on the issuance date in the amount of $688 and $882, respectively, as a debt discount and additional paid-in capital on the unaudited condensed consolidated balance sheet. Subsequently, the amortization of debt discounts was recorded to interest expense (related party) over the term of the March 2025 Term Loan.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

During the three months ended March 31, 2025, the Company recognized $495 of interest expense in relation to the Term Loans. Included within this interest expense total, the Company recognized $79 of debt discount amortization during the three months ended March 31, 2025.

Debt Extinguishment and Warrant Extension

On August 25, 2025, the Company entered into a satisfaction of promissory notes agreement (the “Satisfaction Agreement”) with GAT. Pursuant to the stated terms of the Satisfaction Agreement, GAT agreed to forgive all outstanding principal and accrued interest on the Term Loans in exchange for a $100 payment from the Company.

On September 4, 2025, the Company entered into a voting and warrant extension agreement (the “Voting and Extension Agreement”) with Glen A. Taylor, GAT, and another affiliated entity. Pursuant to the Voting and Extension Agreement, the Company agreed to extend the expiration date of the Term Loan Warrants to December 31, 2028. Prior to the extension, the Term Loan Warrants had expiration dates ranging from February 27, 2026 to June 26, 2027. In addition, Glen A. Taylor, GAT, and another affiliated entity agreed to vote in favor of any proposal that is submitted by the Company for approval by its stockholders under Nasdaq Listing Rule 5635 relating to stockholder approval of certain issuances of securities, provided that the proposal is unanimously approved and recommended by the Board of Directors of the Company. The voting obligations are in effect through December 31, 2028 and are binding on any transferees of the Class A Common Stock that is currently held by Glen A. Taylor, GAT or the other affiliated entity. The Voting and Extension Agreement also granted registration rights to Glen A. Taylor, GAT, or the other affiliated entity upon request on or after March 31, 2026.

9. Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 400,000,000 shares of Class A Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s Class A Common Stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 10).

Contingent Sponsor Shares

Pursuant to the sponsor support and forfeiture agreement dated April 17, 2023 by and between Anzu, Envoy Medical Corporation and the Sponsor, as amended or modified from time to time (the “Sponsor Support Agreement”), and as of the date of issuance, 1,000,000 shares of Class A Common Stock held by the Sponsor shall be unvested and subject to the restrictions and forfeiture provisions set forth in the Sponsor Support Agreement (the “Contingent Sponsor Shares”). The Contingent Sponsor Shares were initially to vest upon the FDA’s approval of the Acclaim CI. or a change of control of the Company.

On December 20, 2024, the Company and the Sponsor entered into an agreement to remove the vesting restriction on the Contingent Sponsor Shares, more fully described in Note 10 under “Sponsor Induced Conversion”.

Outstanding Warrants

The following table summarizes the Company’s outstanding warrant activity for the three months ended March 31, 2026 (in number of warrant shares):

	Shortfall Warrants	Publicly Traded Warrants	Term Loan Warrants	September 2025 Offering Warrants	October 2025 Offering Warrants	Issued Pre-Funded Warrants	Series A Warrants & February 2026 Placement Agent Warrants
December 31, 2025	1,135,499	14,166,666	3,500,000	5,868,336	9,248,136	-	-
Issued	-	-	-	-	-	27,053,850	123,750,000
March 31, 2026	1,135,499	14,166,666	3,500,000	5,868,336	9,248,136	27,053,850	123,750,000

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Forward Purchase Agreement Warrant Liability

Pursuant to the terms of the Forward Purchase Agreement, the Company issued to the Meteora Parties warrants to purchase 3,874,394 shares of Class A Common Stock (the “Shortfall Warrants”). As issued, the Shortfall Warrants had an exercise price determined based on the volume weighted average price of the Class A Common Stock, subject to a $4.00 price floor (the “Exercise Price Floor”), which Exercise Price Floor is adjustable for certain issuances of Class A Common Stock at a price below the then-current Exercise Price Floor. The Shortfall Warrants had an expiration date of June 30, 2024 upon issuance. The fair value of the Shortfall Warrants is presented as the forward purchase agreement warrant liability on the unaudited condensed consolidated balance sheets. The change in fair value of the Shortfall Warrants each period is recorded within the change in fair value of forward purchase agreement warrant liability on the unaudited condensed consolidated statements of operations and comprehensive loss.

On June 24, 2024, the Company and the Meteora Parties entered into Amendment No. 1 to the Shortfall Warrants to extend the expiration of the Shortfall Warrants to December 31, 2024. Amendment No. 1 did not have a material effect on the Company’s financial statements for the year ended December 31, 2024.

On July 29, 2024, the Company and the Meteora Parties entered into an amendment to the Forward Purchase Agreement to adjust the Exercise Price Floor of certain Shortfall Warrants from $4.00 to $2.00 for 1,000,000 of the Shortfall Warrants, $3.00 for an additional 1,000,000 Shortfall Warrants, and with remainder of the Shortfall Warrants retaining the $4.00 Exercise Price Floor.

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

During the three months ended March 31, 2026 and 2025, the Meteora Parties did not exercise any Shortfall Warrants. As of March 31, 2026, Shortfall Warrants to purchase 1,135,499 shares of Class A Common Stock remained outstanding.

Publicly Traded Warrants

The Company has 14,166,666 publicly traded warrants to purchase 14,166,666 shares of its Class A Common Stock (“Publicly Traded Warrants”). The Publicly Traded Warrants have an exercise price of $11.50 and expire on September 29, 2028.

Term Loan Warrants

During the three months ended March 31, 2025, the Company issued Term Loan Warrants to purchase 750,000 shares, of its Class A Common Stock to a related party (see Note 8). The Term Loan Warrants are all outstanding as of March 31, 2026 and were amended with the Voting and Extension Agreement (see Note 8).

September 2025 Offering

On September 22, 2025, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 1,908,402 shares of Class A Common Stock. The Class A Common Stock was offered at a price of $1.31 per share for gross proceeds of $2,500. After deducting direct offering expenses the net cash proceeds to the Company were $2,187. The offering costs were recognized in the loss on offering and change in fair value of private warrant liability in the Company’s consolidated statements of operations and comprehensive loss during the period the offering closed. As part of the September 2025 Offering, the Company issued warrants to investors to purchase 5,725,206 shares of Class A Common Stock with an exercise price of $1.31 (the “September 2025 Investor Warrants”) per share with each of the investors acquiring three warrants for every share of Class A Common Stock purchased (the “September 2025 Offering”). The closing of the September 2025 Offering occurred on September 23, 2025.

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

The September 2025 Investor Warrants were initially recognized at fair value on the date of issuance using a Black-Scholes option model. The initial fair value of the September 2025 Investor Warrants was $3,193. Since the fair value of the September 2025 Investor Warrants amount exceeded the proceeds from the September 2025 Offering, an immediate loss of $693 was recognized in the loss on offering and change in fair value of private warrant liability during the period the September 2025 Offering closed in the Company’s consolidated statements of operations and comprehensive loss resulting in the private warrant liability in the Company’s consolidated balance sheets being recorded as gross proceeds.

The September 2025 Investor Warrants are remeasured at fair value each reporting date until exercised. Changes in the fair value of the September 2025 Investor Warrants are recognized in the loss on offering and change in fair value of private warrant liability on the Company’s statements of operations and comprehensive loss.

Additional warrants were issued to the placement agent to purchase 143,130 shares of Class A Common Stock with an exercise price of $1.6375 per share (the “September 2025 Placement Agent Warrants” and collectively with the September 2025 Investor Warrants the “September 2025 Offering Warrants”). The September 2025 Placement Agent Warrants were issued at 125% of the exercise price of the September 2025 Investor Warrants, based on 7.5% of Class A Common Stock issued as part of the September 2025 Offering, and the placement agent will be compensated in the same manner for future offerings under the engagement agreement. The September 2025 Placement Agent Warrants are classified as contingently redeemable in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). These warrants qualify for equity classification, however, because the September 2025 Placement Agent Warrants could be settled in cash or other assets upon a contingent redemption that is not solely within the Company’s control, the September 2025 Placement Agent Warrants have been classified as temporary equity and reported as warrants issued to placement agent as part of the 2025 Offerings (as defined below) in mezzanine equity on the unaudited condensed consolidated balance sheets. Upon issuance, the September 2025 Placement Agent Warrants were recognized at fair value using a Black-Scholes option model and the Company recognized $130 of expense recorded in the loss on offering and change in fair value of private warrant liability on the unaudited condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2025 as the service was completed upon closing of the September 2025 Offering. The contingent redemption event is not probable and the September 2025 Placement Agent Warrants are not currently redeemable. Accordingly, the September 2025 Placement Agent Warrants are presented at grant date fair value on the unaudited condensed consolidated balance sheets.

The September 2025 Offering Warrants expire on November 26, 2027, which is two years following stockholder approval of the issuance of the Class A Common Stock underlying the September 2025 Offering Warrants.

October 2025 Offering

On October 7, 2025, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 3,007,524 shares of Class A Common Stock. The Class A Common Stock was offered at a price of $1.33 per share for gross proceeds of $4,000. After deducting direct offering expenses the net cash proceeds to the Company were $3,545. The offering costs were recognized in the loss on offering and change in fair value of private warrant liability in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss during the period the offering closed. As part of the October 2025 Offering, the Company issued warrants to investors to purchase 9,022,572 shares of Class A Common Stock with an exercise price of $1.33 (the “October 2025 Investor Warrants” and collectively with the September 2025 Investor Warrants the “Investor Warrants”) per share with each of the investors acquiring three warrants for every share of Class A Common Stock purchased (the “October 2025 Offering” and collectively with the September 2025 Offering the “2025 Offerings”). The closing of the October 2025 Offering occurred on October 9, 2025.

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

The October 2025 Investor Warrants were initially recognized at fair value on the date of issuance using a Black-Scholes option model. The initial fair value of the October 2025 Investor Warrants was $6,035. Since the fair value of the October 2025 Investor Warrants amount exceeded the proceeds from the October 2025 Offering, an immediate loss of $2,035 was recognized in the loss on offering and change in fair value of private warrant liability during the period the October 2025 Offering closed in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss resulting in the private warrant liability in the Company’s unaudited condensed consolidated balance sheets being recorded as gross proceeds.

The October 2025 Investor Warrants are remeasured at fair value each reporting date until exercised. Changes in the fair value of the October 2025 Investor Warrants are recognized in the loss on offering and change in fair value of private warrant liability on the Company’s statements of operations and comprehensive loss.

Additional warrants were issued to the placement agent to purchase 225,564 shares of Class A Common Stock with an exercise price of $1.6625 per share (the “October 2025 Placement Agent Warrants” collectively with the October 2025 Investor Warrants the “October 2025 Offering Warrants”). The October 2025 Placement Agent Warrants were issued at 125% of the exercise price of the October 2025 Investor Warrants, based on 7.5% of Class A Common Stock issued as part of the October 2025 Offering, and the placement agent will be compensated in the same manner for future offerings under the engagement agreement. The October 2025 Placement Agent Warrants are classified as contingently redeemable in accordance with ASC 718. These warrants qualify for equity classification, however, because the October 2025 Placement Agent Warrants could be settled in cash or other assets upon a contingent redemption that is not solely within the Company’s control, the October 2025 Placement Agent Warrants have been classified as temporary equity and reported as warrants issued to placement agent as part of the 2025 Offerings in mezzanine equity on the unaudited condensed consolidated balance sheets. Upon issuance, the October 2025 Placement Agent Warrants were recognized at fair value using a Black-Scholes option model and the Company recognized $262 of expense recorded in the loss on offering and change in fair value of private warrant liability on the unaudited condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2025 as the service was completed upon closing of the October 2025 Offering. The contingent redemption event is not probable and the October 2025 Placement Agent Warrants are not currently redeemable. Accordingly, the October 2025 Placement Agent Warrants are presented at grant date fair value on the unaudited condensed consolidated balance sheets.

The October 2025 Offering Warrants expire on December 30, 2027, two years after the effectiveness of the registration statement registering the resale of the October 2025 Offering Warrants. Proceeds were allocated entirely to the October 2025 Investor Warrants as the fair value of the October Investor Warrants exceeded the amount of proceeds received.

February 2026 Offering

On February 12, 2026, the Company completed a public offering (the “February 2026 Offering”) of an aggregate of (i) 47,946,150 shares of Class A Common Stock, (ii) 27,053,850 pre-funded warrants (the “Issued Pre-Funded Warrants”) to purchase 27,053,850 shares of Class A Common Stock, (iii) 45,000,000 Series A-1 Warrants to purchase 45,000,000 shares of Class A Common Stock and/or pre-funded warrants (the “Series A-1 Warrants”), and (iv) 75,000,000 Series A-2 Warrants to purchase 75,000,000 shares of Class A Common Stock and/or pre-funded warrants (the “Series A-2 Warrants” and, together with the Series A-1 Warrants, the “Series A Warrants”). The Series A Warrants and Issued Pre-Funded Warrants are collectively referred to herein as the “February 2026 Offering Warrants,” and the shares of Class A Common Stock issuable upon exercise of the February 2026 Offering Warrants are collectively referred to as the “February 2026 Offering Warrant Shares.” For each share of Class A Common Stock (or Issued Pre-Funded Warrant in lieu thereof) purchased, the investors received accompanying Series A Warrants in the amount of six-tenths (0.6) of a Series A-1 Warrant and one Series A-2 Warrant. The purchase price for February 2026 Offering was $0.40 per Share (or $0.3999 per Issued Pre-Funded Warrant in lieu thereof) and accompanying Series A Warrants.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The Series A-1 Warrants have an exercise price of $0.40 per share, become exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the February 2026 Offering Warrants (the “Stockholder Approval Date”) and will expire on the earlier of (i) the 24-month anniversary of the Stockholder Approval Date or (ii) 30 days following the date the Company publicly announces that it has submitted a Premarket Approval Application (“PMA”) to the FDA for the Acclaim CI. The Series A-2 Warrants have an exercise price of $0.40 per share, will become exercisable beginning on the Stockholder Approval Date and will expire on the earlier of (i) the 60-month anniversary of the Stockholder Approval Date or (ii) 30 days following the date the Company publicly announces that it has received FDA approval for the Acclaim CI. Should either the Series A-1 Warrants or Series A-2 Warrants be exercised for pre-funded warrants, the exercise price would be $0.3999 which is the exercise price of $0.40 per share less $0.0001 to eventually exercise the pre-funded warrants.

The aggregate gross proceeds to the Company from the February 2026 Offering were $29,997. After deducting the placement agent’s fees and other offering expenses paid in cash, the Company received $27,782 of net proceeds. The potential additional gross proceeds to the Company from the Series A-1 Warrants and Series A-2 Warrants, if fully-exercised on a cash basis following the Stockholder Approval Date, will be approximately $18,000 and $30,000, respectively, or $48,000 in total.

The February 2026 Offering included beneficial ownership limitations preventing the purchaser, together with its affiliates and certain related parties, from beneficially owning more than 4.99% (or, at the election of the investor, 9.99%) of the Company’s outstanding Class A Common Stock.

The Company evaluated the February 2026 Offering Warrants under ASC 815 and determined that they met the requirements for equity classification and are classified in stockholders’ equity. In the event of certain change-in-control or similar transactions, the Series A Warrants provide for settlement in the same form of consideration received by holders of the Company’s Class A Common Stock and do not permit net cash settlement at the option of the holder except in circumstances consistent with equity classification under ASC 815-40. Accordingly, the proceeds were recorded as additional paid-in capital on the unaudited condensed consolidated balance sheets and are not subject to remeasurement on an ongoing basis.

Additional warrants were issued to the placement agent to purchase 3,750,000 shares of Class A Common Stock with an exercise price of $0.50 per share (the “February 2026 Placement Agent Warrants”). The February 2026 Placement Agent Warrants become exercisable on the Stockholder Approval Date and expire on the earlier of (i) the 24 month anniversary of the Stockholder Approval Date, (ii) 30 days following the date the Company publicly announces that it has received FDA approval for the Acclaim CI, and (iii) and in no event later than February 11, 2031.

The February 2026 Placement Agent Warrants were issued with an exercise price equal to 125% of the price per share of the Class A Common Stock issued in the February 2026 Offering and represented 5.0% of the aggregate Class A Common Stock and Issued Pre-Funded Warrants sold in the February 2026 Offering.

The February 2026 Placement Agent Warrants are contingently redeemable in accordance with ASC 718 and include a contingent redemption feature that is solely within the Company’s control. As a result, the warrants qualify for equity classification and are included within additional paid-in capital on the unaudited condensed consolidated balance sheets. The February 2026 Placement Agent Warrants are also a direct offering expense that are charged against proceeds of the February 2026 Offering within additional paid-in capital resulting in no impact to shareholders’ equity (deficit).

Common Stock Issued for Services

On September 3, 2025, the Company issued 109,670 shares of its Class A Common Stock to a vendor in exchange for services. The Company is recognizing the corresponding $133 of expense over the six- month service period based on the fair value of the stock at the time of issuance. The Company recorded stock-based compensation expense of $44 during the three months ended March 31, 2026.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

10. Series A Preferred Stock

As of March 31, 2026 and December 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock, of which 10,000,000 shares have been designated as Series A Preferred Stock.

Pursuant to a convertible promissory note, dated April 17, 2023, between Envoy Medical Corporation and GAT (the “Envoy Bridge Note”), the Sponsor Support Agreement and the Subscription Agreement, the Company has outstanding an aggregate of 4,126,667 shares of Series A Preferred Stock as of March 31, 2026 and December 31, 2025. Series A Preferred Stock was originally issued to the following investors:

●	1,000,000 shares of Series A Preferred Stock to GAT pursuant to the Envoy Bridge Note;

●	2,500,000 shares of Series A Preferred Stock to the Sponsor pursuant to the Sponsor Support Agreement; and

●	1,000,000 shares of Series A Preferred Stock to certain affiliates of the Sponsor in the PIPE Transaction pursuant to the Subscription Agreement.

As described subsequently in this note, on December 20, 2024, the Company entered into a Conversion and Waiver Agreement with the Sponsor whereby 373,333 shares of Series A Preferred Stock were converted into Class A Common Stock resulting in a remaining 2,126,667 shares of Series A Preferred Stock held by Sponsor pursuant to the Sponsor Support Agreement as of March 31, 2026 and December 31, 2025.

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Class A Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of March 31, 2026 and is adjustable for certain dilutive events.

Redemption

The holders of Series A Preferred Stock are not entitled to any redemption rights, other than those under their liquidation rights discussed below. The Company does not have the option to redeem the Series A Preferred Stock.

Dividend Rights

The holders of Series A Preferred Stock are entitled to a cumulative dividend which accrues at the rate of 12% of the original issuance price of $10.00 per share per annum (“Regular Dividend”). The Regular Dividend accrues on a daily basis from and including the issuance date of such shares, whether or not declared, and will be payable in cash on a quarterly basis. If the Company fails to pay the Regular Dividends on the dividend payment date, then an additional dividend on the amount of the unpaid portion shall automatically accrue at 12%. The Company did not pay Regular Dividends starting in the quarter ended September 30, 2025 or during any following quarters.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Specifically, pursuant to the 2,126,667 shares of Series A Preferred Stock outstanding subject to the Sponsor Support Agreement, any dividends arising will accrue and not require timely payment at any time when the Company has less than $10,000 of net tangible assets. The Company did not satisfy the $10,000 net tangible asset requirement until the quarter ended March 31, 2026. Accordingly, the Company deferred payment of dividends related to the Series A Preferred Stock held by the Sponsor. As of March 31, 2026 and December 31, 2025, the Company had accrued unpaid Regular Dividends of $3,265 and $2,628, respectively. Upon satisfying the net tangible asset requirement as of March 31, 2026, the Company recognized an additional $79 of dividends. The $79 of additional dividends has been accrued on the $2,628 of previously accrued and unpaid dividends payable to the Sponsor, calculated based on the annual dividend rate prorated for the quarter. The $637 of Regular Dividends subject to the Sponsor Support Agreement and earned during the quarter ended March 31, 2026 will accrue $19 of additional dividends per quarter under the same dividend terms, provided the Company satisfies the $10,000 net tangible asset requirement. The additional dividends will continue to accrue until either the dividends are paid or the Company is no longer above the net tangible asset threshold.

With respect to the holders of the Series A Preferred Stock other than the Series A Preferred Stock subject to the Sponsor Support Agreement held by the Sponsor, the Company had accrued unpaid Regular Dividends of $1,734 and $1,134 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026 and December 31, 2025, an additional dividend of $50 and $16, respectively, has been accrued for the unpaid Regular Dividends owed to the holders of the Series A Preferred Stock not subject to the Sponsor Support Agreement as described above. The additional dividends will continue to accrue until the dividends are paid.

The holders of Series A Preferred Stock are also entitled to dividends or distributions (“Participating Dividends”) senior to Class A Common Stock of the Company when such dividends are declared. There were no Participating Dividends declared as of March 31, 2026.

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

As the Company was legally released from its obligation to pay certain accrued dividends to the Sponsor, the Company derecognized the accrued dividends in the amount of $3,733 as a result of the Conversion Agreement. The Company determined that the release of the accrued dividends represents paid-in-kind consideration in the form of a stock dividend, as the Sponsor agreed to receive Class A Common Stock at the reduced conversion price under the Conversion Agreement in exchange for waiving the Company’s obligation to pay the accrued dividends.

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

The following table summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
Net revenues	$39	$46
Costs and operating expenses:
Cost of goods sold	313	226
Research and development	3,642	2,748
Sales and marketing	164	358
General and administrative	1,879	1,821
Total costs and operating expenses	5,998	5,153
Operating loss	(5,959)	(5,107)
Other income (expense):
Other segment items[1]	1,602	615
Interest expense (related party)	-	(495)
Other income (expense), net	6	(11)
Total other income (expense), net	1,608	109
Net loss	$(4,351)	$(4,998)

(1)	Other segment items include the change in fair value of forward purchase agreement warrant liability, loss on offering and change in fair value of private warrant liability and change in fair value of publicly traded warrant liability.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

12. Related Party Transactions

The Company had various transactions with a former member of its board of directors and a stockholder of the Company, which is considered a related party.

●	The Company leases its headquarters office space in Minnesota from a company owned by the stockholder. The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was $889 and $919 as of March 31, 2026 and December 31, 2025, respectively.

●	The Company received Term Loans from GAT during 2024 and 2025 (see Note 8).

●	The Company has a shared services arrangement with a company that is indirectly owned by the stockholder, for certain support services used in the course of business. In relation to the shared services arrangement, the Company’s expenses are not material.

13. Commitments and Contingencies

Legal Proceedings

The Company is party to various litigation matters arising from time to time in the ordinary course of business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery. Atlas alleges that it was not allowed to redeem its shares of the Anzu class A common stock and that the defendants acted to prevent Atlas’s attempt to redeem its shares. The defendants assert that Atlas did not comply with the requirements for redeeming shares set forth in the Company’s organizational documents. Atlas asserts damages in the amount of approximately $9,400, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. On March 3, 2025, the court partially granted a motion to dismiss which dismissed and reduced some of the Counts and allegations in the amended complaint, which narrowed the theories and facts at issue in this litigation. The Company is unable to predict the outcome of this legal proceeding.

The Company has business liability insurance to cover litigation costs exceeding $5,000. As of March 31, 2026 and December 31, 2025, the Company has not recorded accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

Interest Related to an Uncertain Tax Position

The Company timely remitted a tax payment to the IRS, the IRS later refunded those amounts to the Company and has asserted that interest is due retroactive to the original payment date. The Company believes that, because the IRS had possession and use of the funds for a portion of the relevant period and was not the result of a substantive tax underpayment by the Company, any interest computation should be limited to the period, if any, during which the Company had use of the refunded amounts. While the Company does not believe it is probable that interest will ultimately be owed, it is reasonably possible that the IRS could prevail. If so, the Company could be required to pay up to approximately $150 of interest related to this matter. As of March 31, 2026, the Company has not accrued for interest related to interest from the uncertain tax position.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

14. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(4,351)	$(4,998)
Less: Cumulative preferred dividends	(1,350)	(1,238)
Net loss attributable to common stockholders, basic and diluted	$(5,701)	(6,236)

Denominator:
Weighted-average Class A Common Stock and pre-funded warrants outstanding, basic and diluted	68,934,960	21,326,609
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.29)

Included within weighted average shares of common stock outstanding for the quarter ended March 31, 2026 27,053,850 shares of Class A Common Stock issuable upon the exercise of the pre-funded warrants, respectively. The pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share (See Note 9).

The Company’s potentially dilutive securities below, presented based on amounts outstanding at each period end, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of shares of Class A Common Stock outstanding noted above used to calculate both basic and diluted net loss per share attributable to stockholders of Class A Common Stock for these periods is the same.

	Three Months Ended
	March 31,
	2026	2025
Stock options	3,094,473	2,295,904
Series A Preferred Stock (as converted to Class A Common Stock)	3,588,406	3,588,406
Publicly Traded Warrants	14,166,666	14,166,666
Shortfall Warrants	1,135,499	3,209,511
Term Loan Warrants	3,500,000	2,750,000
September 2025 Offering Warrants	5,868,336	-
October 2025 Offering Warrants	9,248,136	-
Series A Warrants & February 2026 Placement Agent Warrants	123,750,000	-

15. Subsequent Events

The Company has evaluated all events occurring through the date on which these unaudited condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), as well as the information contained in the Company’s Annual Report on Form 10-K, dated and filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2026 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer (i) prior to the Closing Date, to Envoy Medical Corporation and (ii) after the Closing Date, to Envoy Medical, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including statements as to future results of operations and financial position, revenue and other metrics, products, business strategy and plans, objectives of management for future operations of the Company, market size and growth, competitive position and technological and market trends, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

●	changes in the market price of shares of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”);

●	unpredictability in the medical device industry, the regulatory process to approve medical devices, and the clinical development process of the Company’s products;

●	potential need to make design changes to products to meet desired safety and efficacy endpoints;

●	changes in federal or state reimbursement policies that would adversely affect sales of the Company’s products;

●	introduction of other scientific advancements, including gene therapy or pharmaceuticals, that may impact the need for hearing devices such as cochlear implants or fully implanted active middle ear implants;

●	competition in the medical device industry, and the failure to introduce new products and services in a timely manner or at competitive prices to compete successfully against competitors;

●	disruptions in relationships with the Company’s suppliers, or disruptions in the Company’s own production capabilities for some of the key components and materials of its products;

●	changes in the need for capital and the availability of financing and capital to fund these needs;

●	changes in interest rates or rates of inflation;

●	changes in tariff regulations, duties and tax requirements;

●	legal, regulatory and other proceedings that could be costly and time-consuming to defend;

●	changes in applicable laws or regulations, or the application thereof on the Company;

●	a loss of any of the Company’s key intellectual property rights or failure to adequately protect intellectual property rights;

●	the Company’s ability to maintain the listing of its securities on The Nasdaq Stock Market LLC (“Nasdaq”);

●	the effects of catastrophic events, including war, terrorism and other international conflicts; and

●	other risks and uncertainties indicated in the Company’s Form 10-K, including those set forth under the section entitled “Risk Factors.”

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of March 31, 2026 and December 31, 2025, and the three months ended March 31, 2026 and 2025, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, together with related notes thereto included in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview

We are a hearing health company focused on development of fully implanted hearing solutions and providing innovative medical technologies across the hearing loss spectrum. Our technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. We are dedicated to pushing beyond the status quo to provide patients with improved access, usability, independence, and quality of life. We believe leveraging the ear’s natural anatomy, rather than the external or sub-dermal artificial microphone, is the ideal way for people to hear. In recent years, we have focused almost exclusively on developing the fully implanted Acclaim® cochlear implant (the “Acclaim CI”), our lead product candidate.

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

The IDE was approved as a “staged” clinical trial. The first stage allowed for enrollment of 10 study participants prior to the Company having to formally request FDA approval to expand enrollment to the full subject cohort of 56 patients. The Company collected and submitted preliminary clinical data after the three-month follow up visit that adequately characterized device effectiveness of the first 10 study participants to justify study expansion into the second and final stage. Envoy Medical’s expansion request to the FDA was formally approved by the FDA on October 3, 2025. We completed enrollment of all 56 patients on March 10, 2025 and all 56 patients have been through activation visits, when a patient’s device is initially turned on for the first time.

Each implanted study participant will be followed through their 12-month visit. After all 56 patients have been through their 12-month visits, the data will be collected and analyzed in accordance with the clinical study protocol and statistical analysis plan. Upon finalization of the results, Envoy Medical intends to submit a Premarket Approval (“PMA”) application to the FDA. As of March 31, 2026, the first three pivotal trial patients implanted at the start of 2025 have reached the 12-month follow-up evaluation point.

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

We had a net loss of $4,351 and $4,998 for the three months ended March 31, 2026 and 2025, respectively, and had an accumulated deficit of $319,097 and $313,396 as of March 31, 2026 and December 31, 2025, respectively. We have funded our operations to date primarily through the issuance of equity securities and debt. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, sales and marketing expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue our development of the Acclaim CI and seek the necessary regulatory approvals for our product candidate, as well as hire additional personnel, pay fees to outside consultants, attorneys and accountants, and incur other increased costs associated with being a public company. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

Macroeconomic Conditions

Our business and financial performance are impacted by macroeconomic conditions. Global macroeconomic challenges, such as the effects of the ongoing war between Russia and Ukraine, wars and armed conflicts in the Middle East, supply chain constraints, tariffs and trade wars, market uncertainty, volatility in exchange rates, inflationary trends, interest rates, and evolving dynamics in the global trade environment have impacted our business, financial performance, and our ability to raise capital.

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

Our R&D expenses are currently tracked on a project basis. The majority of our R&D expenses incurred during the three months ended March 31, 2026 and 2025 were for the development of the Acclaim CI, including expenses for clinical trial activities and patient enrollment for the Acclaim CI pivotal clinical trial.

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

R&D activities are central to our business model. We expect that our R&D expenses will continue to increase for the foreseeable future as we continue the clinical trials for the Acclaim CI product and prepare the product for possible commercialization, should it gain regulatory approval(s). If the Acclaim CI product enters later stages of clinical trials and ongoing development, the product will generally incur higher R&D expenses than those in earlier stages of research and development, primarily due to simultaneously running clinical trials while also iterating the product for commercialization and preparing for the needs of commercialization. We will need to determine when we believe the product is ready for commercial production and then certain expenses will no longer be classified as R&D. There are numerous factors associated with the successful commercialization of the Acclaim CI product or any products we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

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

We expect our general and administrative expenses to continue to increase in the foreseeable future as we increase our administrative personnel to support our continuing growth, our costs of expanding our operations and operating as a public company. These increases will likely include the hiring of additional personnel and legal, regulatory, and other fees and services associated with maintaining compliance with Nasdaq and SEC requirements, director and officer costs, including insurance, and investor relations costs associated with being a public company.

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

Interest Expense (Related Party)

Interest expense (related party) consists of accrued interest for the term loans held by a related party (the “Term Loans”), as well as amortization of the debt discount recorded as a result of the warrants issued with the Term Loans. Amortization of the debt discount is recorded over the respective terms of the Term Loans. On August 25, 2025, the Term Loans were extinguished resulting in the Company no longer recognizing interest expense on the Term Loans.

Other Income (Expense), Net

Other income (expense), net consists of interest incurred on insurance financing loans as well as interest income and other expenses.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

	Three Months Ended
	March 31,		Change in
(Dollars in thousands)	2026	2025	$	%
Net revenues	$39	$46	$(7)	(15.2)%
Costs and operating expenses:	-	-
Cost of goods sold	313	226	87	38.5%
Research and development	3,642	2,748	894	32.5%
Sales and marketing	164	358	(194)	(54.2)%
General and administrative	1,879	1,821	58	3.2%
Total costs and operating expenses	5,998	5,153	845	16.4%
Operating loss	(5,959)	(5,107)	(852)	16.7%
Other income (expense):
Change in fair value of forward purchase agreement warrant liability	(13)	421	(434)	(103.1)%
Loss on offering and change in fair value of private warrant liability	2,005	-	2,005	-
Change in fair value of publicly traded warrant liability	(390)	194	(584)	(301.0)%
Interest expense (related party)	-	(495)	495	(100.0)%
Other income (expense), net	6	(11)	17	(154.5)%
Total other income (expense), net	1,608	109	1,499	1,375.2%
Net loss	$(4,351)	$(4,998)	$647	(12.9)%

Net Revenues

Net revenues decreased $7 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Revenues are not significant to the results of our operations.

Cost of Goods Sold

Cost of goods sold increased $87 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase is due primarily to an increase in scrap and materials usage of $56 and fees to third-parties performing work related to our products of $35.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,		Change in
(Dollars in thousands)	2026	2025	$	%
R&D personnel costs	$1,590	$1,367	$223	16.3%
R&D clinical trial	1,601	591	1,010	170.9%
R&D product costs	203	585	(382)	(65.3)%
Other R&D costs	248	205	43	21.0%
Total research and development costs	$3,642	$2,748	$894	32.5%

R&D expenses increased $894 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. R&D product costs decreased $382 from the prior period as we moved from the development phase into the clinical trials phase. R&D personnel costs and other R&D costs increased $223 and $43, respectively, from the prior period to support the higher enrollment in our clinical trials with increased headcount and travel, respectively.

Sales and Marketing Expenses

Sales and marketing expenses decreased $194 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease is primarily due to the reallocation of our field clinical engineers to research and development activities in support of the clinical trial during the three months ended March 31, 2026 compared to their involvement in broader business development activities in the prior period. For the three months ended March 31, 2025, we incurred $147 of sales and marketing expenses related to these employees, who no longer support sales and marketing activities.

General and Administrative Expenses

General and administrative expenses increased $58 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase is primarily due to increased investor relations and legal expenses, primarily related to litigation, of $151and $57, respectively, partially offset by reduced salaries and other professional services.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The loss from the change in the fair value of the forward purchase agreement warrant liability was $13 for the three months ended March 31, 2026 compared to a gain of $421 for the three months ended March 31, 2025. The change primarily reflects differences in valuation assumptions between periods for the three months ended March 31, 2026, as well as the decrease in stock price during the prior period.

Loss on Offering and Change in Fair Value of Private Warrant Liability

The gain from the change in fair value of the private warrant liability was $2,005 for the three months ended March 31, 2026 as a result of the remeasurement of the Investor Warrants (as defined in Note 9 of the unaudited condensed consolidated financial statements issued on September 23, 2025 and October 9, 2025. The change primarily reflects updates to valuation assumptions, including the effect of the shorter remaining term.

Change in Fair Value of Publicly Traded Warrant Liability

The loss from the change in the fair value of the publicly traded warrant liability was $390 for the three months ended March 31, 2026 compared to a gain of $194 for the three months ended March 31, 2025. The fluctuation is due to an increase in the stock price for those warrants during the 2026 period compared to a decrease for the 2025 period.

Interest Expense (Related Party)

Interest expense (related party) decreased $495 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. On August 25, 2025, the Term Loans were settled and accordingly, interest expense is no longer recognized.

Other Income (Expense), Net

Other income (expense), net increased by $17 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is due to higher interest income for the three months ended March 31, 2026 compared to the prior period.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our products and fund the process of clinical FDA trials. We have funded our operations to date primarily with proceeds from issuing equity securities, term loans, convertible notes and proceeds from the Business Combination. As of March 31, 2026 and December 31, 2025 we had $25,251 and $3,739 of cash, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include issuances of our Class A Common Stock, Series A Preferred Stock, warrants, convertible debt, term debt and other financing agreements such as the Forward Purchase Agreement and proceeds from the sales of the Esteem FI-AMEI implants and replacement components. See Note 1, “Nature of the Business and Basis of Presentation”, of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Based on our cash position as of March 31, 2026, and assuming there is no additional funding through the exercise of any outstanding warrants and no material change to our operating expenses, we expect to have sufficient funds for our operations into the second quarter of 2027. Proceeds from the exercise of any outstanding warrants or other sources, which we expect, will provide us with funding beyond this timeframe. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. If we are unable to raise sufficient financing when needed or events or circumstances occur such that we do not meet our strategic plans, we may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. These matters raise substantial doubt about our ability to continue as a going concern. To the extent that we raise additional capital through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our Acclaim CI, future revenue streams, research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of the Form 10-K titled “Risk Factors – Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(6,061)	$(3,725)
Investing activities	-	(6)
Financing activities	27,574	3,554
Effect of exchange rate changes on cash	(1)	6
Net decrease (increase) in cash	$21,512	$(171)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $6,061 and primarily used to fund a net loss of $4,351 and $758 of cash outflows from net changes in the levels of operating assets and liabilities, adjusted for non-cash income and expenses in an aggregate amount of a $952 gain. Non-cash expenses were more than offset by a gain on the remeasurement of the private warrant liability in the amount of $2,005.

The $758 of cash outflows from net changes in the levels of operating assets and liabilities was primarily due to a decrease of $1,220 in accounts payable. This was partially offset by an increase in accrued expenses of $664, primarily related to the clinical trial, as well as other typical fluctuations resulting from timing of cash receipts and disbursements within operating accounts. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in our Form 10-K detailed in the section titled “Risk Factors.”

Net cash used in operating activities for the three months ended March 31, 2025 was $3,725 and primarily used to fund a net loss of $4,998 and $922 of cash inflows from net changes in the levels of operating assets and liabilities, adjusted for non-cash expenses in an aggregate amount of $351.

Cash Flows Used in Investing Activities

There were no net cash flows in investing activities for the three months ended March 31, 2026.

Net cash used in investing activities for the three months ended March 31, 2025 was $6 and consisted of purchases of computer equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $27,574 and was a result of net proceeds from the issuance of February 2026 Offering (as defined in Note 9 of the unaudited condensed consolidated financial statements) of $27,782, partially offset by payments made on insurance financing loans of $208.

Net cash provided by financing activities for the three months ended March 31, 2025 was $3,554 and was a result of proceeds from the issuance of Term Loans in the amount of $5,000, partially offset by dividends paid to preferred stockholders in the amount of $1,213 and payments made on insurance financing loans of $233.

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

Related Party Arrangements

Our related party arrangements consist of receiving term loan financings, leasing our headquarters office space, and contracting for IT services from a stockholder. For further information on the related party arrangements, refer to Note 8, “Debt (Related Party) and Interest Expense (Related Party)” and Note 12, “Related Party Transactions”, of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of our operations is based on our unaudited condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain amounts included in or affecting the unaudited condensed consolidated financial statements presented in this Report and related disclosure must be estimated, requiring management to make assumptions with respect to values or conditions which cannot be known with certainty at the time the unaudited condensed consolidated financial statements are prepared. Management believes that the accounting policies set forth below comprise the most important “critical accounting policies” for the Company. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results of operations and that involves difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management evaluates such policies on an ongoing basis, based upon historical results and experience, consultation with experts and other methods that management considers reasonable in the particular circumstances under which the judgments and estimates are made, as well as management’s forecasts as to the manner in which such circumstances may change in the future.

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 - Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis:

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2025	$24
Change in fair value	13
Balance as of March 31, 2026	$37

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

We estimate these costs based on factors such as estimates of the work completed, budgets provided, and in accordance with agreements established with our collaboration partners and third-party service providers. We make significant judgments and estimates in determining the accrued liabilities and prepaid expense balances in each reporting period. As actual costs become known, we adjust our accrued liabilities or prepaid expenses. We have not experienced any material differences between accrued costs and actual costs incurred since our inception.

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

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public and private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard, until such time we are no longer considered to be an emerging growth company. At times, we may elect to early adopt a new or revised standard.

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

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10% or more of sales for the three months ended March 31, 2026 and 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Interim Chief Financial Officer that our disclosure controls and procedures as of March 31, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the unaudited condensed consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of March 31, 2026:

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

The Company has begun the process of conducting a formal risk assessment and implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	hiring additional accounting and financial reporting personnel and consultants with appropriate technical accounting knowledge and public company experience in financial reporting;

●	designing, documenting and implementing effective processes and controls over significant accounts and disclosure;

●	designing, documenting, and implementing security management and change management controls over information technology systems, including adjusting user access levels and implementing external logging on activity and periodic review of such logs; and

●	engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company intends to implement these remediation measures during the year ended December 31, 2026.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information called for by this Item. However, for a discussion of the material risks, uncertainties and other factors that could have a material effect on us, please refer to the risk factors disclosed in the section of the Form 10-K titled “Risk Factors,” as filed with the SEC on March 23, 2026.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

During the fiscal quarter ended March 31, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K:

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1 (+)	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	8-K	001-40133	2.1	April 18, 2023
2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4	333-271920	2.2	May 15, 2023
2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4/A	333-271920	2.3	September 1, 2023
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40133	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40133	3.2	October 5, 2023
3.3	Certificate of Designation of Series A Preferred Stock of the Company.	8-K	001-40133	3.3	October 5, 2023
4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as Warrant Agent.	8-K	001-40133	10.1	March 4, 2021
4.2	Form of Shortfall Warrant.	S-1/A	333-276590	4.2	February 15, 2024
4.3	Description of Securities.	10-K	001-40133	4.3	April 1, 2024
4.4	Form of Private Warrant	10-K	001-40133	4.4	March 31, 2025
4.5	Form of September Private Placement Warrant	8-K	001-40133	4.1	September 23, 2025
4.6	Form of September Placement Agent Warrant	8-K	001-40133	4.2	September 23, 2025
4.7	Form of October Private Placement Warrant	8-K	001-40133	4.1	October 9, 2025
4.8	Form of October Placement Agent Warrant	8-K	001-40133	4.2	October 9, 2025
4.9	Form of Pre-Funded Warrant	S-1/A	333-292260	4.9	February 6, 2026
4.10	Form of Series A-1 Warrant	S-1/A	333-292260	4.10	February 6, 2026
4.11	Form of Series A-2 Warrant	S-1/A	333-292260	4.11	February 6, 2026
4.12	Form of February 2026 Placement Agent Warrant	S-1/A	333-292260	4.12	February 6, 2026
10.1	Engagement Letter, dated September 17, 2025, by and between Envoy Medical, Inc. and H.C. Wainwright & Co., LLC, as amended on December 17, 2025 and February 9, 2026.	S-1/A	333-292260	10.34	February 10, 2026
10.2	Amendment, dated February 11, 2026, to Engagement Letter, dated September 17, 2025, by and between Envoy Medical, Inc. and H.C. Wainwright & Co., LLC.	8-K	001-40133	10.3	February 13, 2026
31.1 (*)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (*)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (**)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (**)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statements of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.
104(#)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Indicates a management contract or compensatory plan.

(**)	Filed herewith.

(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III - SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVOY MEDICAL, INC.

May 11, 2026	/s/ Brent T. Lucas
	Name:	Brent T. Lucas
	Title:	Chief Executive Officer
(Principal Executive Officer)

May 11, 2026	/s/ Robert Potashnick
	Name:	Robert Potashnick
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)