Form 10-Q
period 2026-06-30
Envoy Medical, Inc.
filed 2026-08-10
CIK 1840877

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, the registrant had 77,194,595 shares of Class A Common Stock, par value $0.0001 per share, issued and outstanding.

ENVOY MEDICAL, INC.

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 30, 2026

Table of Contents

		Page

PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 and 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	34
ITEM 4.	Controls and Procedures	34

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	36
ITEM 1A.	Risk Factors	36
ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	36
ITEM 3.	Defaults Upon Senior Securities	36
ITEM 4.	Mine Safety Disclosures	36
ITEM 5.	Other Information	36
ITEM 6.	Exhibits	37

PART III	SIGNATURES	38

i

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2026	2025
	(unaudited)
Current assets:
Cash	$19,679	$3,739
Accounts receivable, net	49	34
Other receivable	17	19
Inventories	1,579	1,546
Prepaid expenses and other current assets	593	941
Total current assets	21,917	6,279
Property and equipment, net	921	1,035
Operating lease right-of-use asset (related party)	818	886
Prepaid expenses and other assets	293	358
Total assets	$23,949	$8,558

Liabilities, mezzanine equity, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,035	$2,920
Accrued expenses	10,032	7,639
Forward purchase agreement warrant liability	14	24
Product warranty liability, current portion	255	287
Operating lease liability, current portion (related party)	132	174
Other current liabilities	166	518
Total current liabilities	12,634	11,562
Product warranty liability, net of current portion	1,543	1,605
Operating lease liability, net of current portion (related party)	678	745
Private warrant liability	4,668	5,835
Publicly traded warrant liability	705	551
Other liability	27	27
Total liabilities	20,255	20,325

Commitments and contingencies (see Note 14)

Mezzanine equity
Warrants issued to placement agent as part of the 2025 Offerings (see Note 9)	391	391

Stockholders’ equity (deficit)
Series A Preferred Stock, $0.0001 par value; 100,000,000 shares authorized and 10,000,000 shares designated as of June 30, 2026 and December 31, 2025; 4,126,667 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A Common Stock, $0.0001 par value; 400,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 77,194,595 shares issued and outstanding as of June 30, 2026 and 28,934,960 shares issued and outstanding as of December 31, 2025	8	3
Additional paid-in capital	329,786	301,355
Accumulated deficit	(326,369)	(313,396)
Accumulated other comprehensive loss	(122)	(120)
Total stockholders’ equity (deficit)	3,303	(12,158)
Total liabilities, mezzanine equity, and stockholders’ equity (deficit)	$23,949	$8,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$51	$78	$90	$124
Costs and operating expenses:
Cost of goods sold	278	234	591	460
Research and development	3,132	2,485	6,774	5,233
Sales and marketing	181	361	345	719
General and administrative	2,029	2,068	3,908	3,889
Total costs and operating expenses	5,620	5,148	11,618	10,301
Operating loss	(5,569)	(5,070)	(11,528)	(10,177)
Other income (expense):
Change in fair value of forward purchase agreement warrant liability	23	37	10	458
Loss on offering and change in fair value of private warrant liability	(838)	-	1,167	-
Change in fair value of publicly traded warrant liability	236	(32)	(154)	162
Interest expense (related party)	-	(624)	-	(1,119)
Other income (expense), net	166	(1)	172	(12)
Total other income (expense), net	(413)	(620)	1,195	(511)
Net loss	(5,982)	(5,690)	(10,333)	(10,688)

Cumulative preferred dividends	(1,290)	(1,252)	(2,640)	(2,490)

Net loss attributable to common stockholders, basic and diluted	$(7,272)	$(6,942)	$(12,973)	$(13,178)
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.32)	$(0.15)	$(0.62)
Weighted-average Class A Common Stock and pre-funded warrants outstanding, basic and diluted	104,039,109	21,383,852	86,584,007	21,355,388
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1)	(2)	(2)	4
Other comprehensive (loss) income	(1)	(2)	(2)	4
Comprehensive loss	$(5,983)	$(5,692)	$(10,335)	$(10,684)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

(In thousands, except share amounts)

	For the Three and Six Months Ended June 30, 2026
	Mezzanine Equity		Permanent Equity
									Accumulated	Total
			Series A		Class A		Additional		Other	Stockholders’
	Number of		Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Warrants	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2025	368,694	$391	4,126,667	$-	28,934,960	$3	$301,355	$(313,396)	$(120)	$(12,158)
Dividends on the Series A Preferred Stock	-	-	-	-	-	-	-	(1,350)	-	(1,350)
Stock-based compensation	-	-	-	-	-	-	239	-	-	239
Net proceeds from issuance of Class A Common Stock, Issued Pre-Funded Warrants, and Series A Warrants in February 2026 Offering	-	-	-	-	47,946,150	5	27,777	-	-	27,782
Foreign currency translation adjustment	-	-	-	-	-	-	-		(1)	(1)
Net loss	-	-	-	-	-	-	-	(4,351)	-	(4,351)
Balance at March 31, 2026	368,694	$391	4,126,667	$-	76,881,110	$8	$329,371	$(319,097)	$(121)	$10,161
Dividends on the Series A Preferred Stock	-	-	-	-	-	-	-	(1,290)	-	(1,290)
Stock-based compensation	-	-	-	-	-	-	214	-	-	214
Issuance of Common Stock under employee stock purchase plan	-	-	-	-	173,485	-	104	-	-	104
Issuance of Class A Common Stock for services	-	-	-	-	140,000	-	97	-	-	97
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(1)	(1)
Net loss	-	-	-	-	-	-	-	(5,982)	-	(5,982)
Balance at June 30, 2026	368,694	$391	4,126,667	$-	77,194,595	$8	$329,786	$(326,369)	$(122)	$3,303

	For the Three and Six Months Ended June 30, 2025
	Permanent Equity
							Accumulated	Total
	Series A		Class A		Additional		Other	Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)
Balance at December 31, 2024	4,126,667	$-	21,326,609	$2	$266,013	$(284,734)	$(123)	$(18,842)
Dividends on the Series A Preferred Stock	-	-	-	-	-	(1,238)	-	(1,238)
Stock-based compensation	-	-	-	-	160	-	-	160
Issuance of warrants associated with the Term Loans	-	-	-	-	688	-	-	688
Foreign currency translation adjustment	-	-	-	-	-	-	6	6
Net loss	-	-	-	-	-	(4,998)	-	(4,998)
Balance at March 31, 2025	4,126,667	$-	21,326,609	$2	$266,861	$(290,970)	$(117)	$(24,224)
Dividends on the Series A Preferred Stock	-	-	-	-	-	(1,252)	-	(1,252)
Stock-based compensation	-	-	-	-	146	-	-	146
Issuance of warrants associated with Term Loans	-	-	-	-	882	-	-	882
Issuance of Common Stock from at-the-market (“ATM”) offering	-	-	134,771	-	204	-	-	204
Issuance of Common Stock under employee stock purchase plan	-	-	59,552	-	77	-	-	77
Foreign currency translation adjustment	-	-	-	-	-	-	(2)	(2)
Net loss	-	-	-	-	-	(5,690)	-	(5,690)
Balance at June 30, 2025	4,126,667	$-	21,520,932	$2	$268,170	$(297,912)	$(119)	$(29,859)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENVOY MEDICAL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(10,333)	$(10,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147	146
Interest expense and amortization of debt discount on Term Loans (related party)	-	1,118
Stock-based compensation for services	76	-
Amortization of prepaid insurance	463	493
Stock-based compensation	453	306
Loss on offering and change in fair value of private warrant liability	(1,167)	-
Change in fair value of publicly traded warrant liability	154	(162)
Change in fair value of forward purchase agreement warrant liability	(10)	(458)
Net change in operating lease (related party)	111	51
Change in inventory reserve	26	10
Changes in operating assets and liabilities:
Accounts receivable, net	(15)	(5)
Other receivable	2	760
Inventories	(59)	111
Prepaid expenses and other assets	40	(42)
Accounts payable	(912)	(33)
Operating lease liability (related party)	(152)	(44)
Accrued expenses	(247)	312
Product warranty liability	(94)	(60)
Net cash used in operating activities	(11,517)	(8,185)

Cash flows from investing activities
Purchases of property and equipment	(6)	(7)
Net cash used in investing activities	(6)	(7)

Cash flows from financing activities
Payments on insurance financing loans	(421)	(469)
Proceeds from the issuance of Term Loans (related party)	-	10,000
Dividends paid to stockholders of Series A Preferred Stock	-	(1,820)
Proceeds from the issuance of Class A Common Stock from ATM offering	-	204
Proceeds from issuance of Class A Common Stock under employee stock purchase plan	104	77
Proceeds from the issuance of Class A Common Stock, Issued Pre-Funded Warrants, and Series A Warrants	29,997	-
Offering costs from the issuance of Class A Common Stock, Issued Pre-Funded Warrants, and Series A Warrants	(2,215)	-
Net cash provided by financing activities	27,465	7,992

Effect of exchange rate changes on cash	(2)	4
Net increase (decrease) in cash	15,940	(196)
Cash, beginning of period	3,739	5,483
Cash, end of period	$19,679	$5,287

Supplemental disclosures of cash flow information:
Cash paid for interest	$17	$20
Non-cash investing and financing activities:
Accrued and unpaid dividends on Series A Preferred Stock	$2,640	$670
Financing of prepaid insurance	$69	$75
Issuance of Term Loan Warrants (related party)	$-	$1,570
Accrued interest capitalized into term loans payable (related party)	$-	$600
Property and equipment purchased on account	$27	$-
Issuance of Placement Agent Warrants	$678	$-

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

2. Summary of Significant Accounting Policies

Liquidity and Going Concern

Since inception, the Company has historically incurred negative operating cash flows and losses from operations as the Company advances the clinical development of its products and the funding process of clinical FDA trials. These matters raise substantial doubt about the Company’s ability to continue as a going concern and although management has developed plans intended to support ongoing operations, such plans do not alleviate the substantial doubt. As of June 30, 2026, the Company has an accumulated deficit of $326,369.

On various dates in 2025, the Company received net proceeds of $414 from an at-the-market (“ATM”) offering for 300,742 shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) and $3,111 from the exercise by the Meteora Parties of Shortfall Warrants for 2,074,012 shares of Class A Common Stock (see Note 9). On September 23, 2025, the Company completed the September 2025 Offering, as defined in Note 9, and received net proceeds of $2,187 for 1,908,402 shares of Class A Common Stock. On October 9, 2025, the Company completed the October 2025 Offering, as defined in Note 9, and received net proceeds of $3,545 for 3,007,524 shares of Class A Common Stock. On February 12, 2026, the Company completed the February 2026 Offering, as defined in Note 9, and received net proceeds of $27,782 for an aggregate of (i) 47,946,150 shares of Class A Common Stock and (ii) 27,053,850 pre-funded warrants to purchase 27,053,850 shares of Class A Common Stock. The existing cash of $19,679 as of June 30, 2026 will not be sufficient to fund operations through at least one year from the date the unaudited condensed consolidated financial statements are issued.

Management’s plans to alleviate the conditions that raise substantial doubt include potential proceeds from the exercise of outstanding warrants (see Note 9) or other financing sources. Existing cash balances along with any potential proceeds will be used to continue funding operations, including the Acclaim CI clinical trials. However, there can be no assurance that the Company will be successful in achieving its strategic plans, that the Company’s cash balances and future capital raises will be sufficient to support its ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If the Company is unable to raise sufficient financing when needed or events or circumstances occur such that the Company does not meet its strategic plans, the Company may be required to reduce certain of its discretionary spending. The Company may be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on the Company’s financial position, results of operations, cash flows, and ability to achieve its intended business objectives. The unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern and do not include adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

During the six months ended June 30, 2026, there were no changes to the Company’s significant accounting policies as described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025.

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

3. Fair Value Measurements

The following tables provide information related to the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Forward purchase agreement warrant liability	$-	$-	$14	$14
Private warrant liability	-	4,668	-	4,668
Publicly traded warrant liability	705	-	-	705
	$705	$4,668	$14	$5,387

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

The private warrant liability includes the September 2025 Investor Warrants and October 2025 Investor Warrants (both as defined in Note 9), with fair values of $1,796 and $2,872, respectively, as of June 30, 2026 and with fair values of $2,255 and $3,580, respectively, as of December 31, 2025. These fair values were estimated using Black-Scholes option models and based upon observable inputs such as the risk-free rate and the Company’s volatility which are considered Level 2 inputs. The following table presents the quantitative information regarding the Level 2 fair value measurements of the private warrant liability as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Stock price	$0.79	$0.66
Exercise price	$1.31 - $1.33	$1.31 - $1.33
Expected volatility	113.6% - 115.4%	147.0% -149.0%
Expected term (in years)	1.4 - 1.5	1.9 - 2.0
Risk-free rate	4.05% - 4.06%	3.50%

The fair value of the forward purchase agreement warrant liability is a Level 3 fair value measurement and was estimated using Monte Carlo simulation models. The use of significant unobservable inputs could result in those inputs being different at the reporting dates, which could result in a significantly higher or lower fair value measurement at the reporting dates. The following table presents the quantitative information regarding Level 3 fair value measurements of the forward purchase agreement warrant liability as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Stock price	$0.79	$0.66
Initial exercise price	$10.46	$10.46
Annual volatility	112.0%	115.0%
Remaining term (in years)	0.5	1.0
Risk-free rate	3.93%	3.42%

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The following tables summarize the activity for the Company’s Level 3 instrument measured at fair value on a recurring basis:

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2025	$24
Change in fair value	(10)
Balance as of June 30, 2026	$14

There were no transfers between Level 1 and Level 2, nor into and out of Level 3, during the periods presented.

4. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$1,317	$1,262
Work-in-progress	52	88
Finished goods	210	196
Inventories	$1,579	$1,546

5. Property and Equipment, Net

Property and equipment, net consisted of the following:

	June 30,	December 31,
	2026	2025
Lab equipment	$3,113	$3,113
Production equipment	2,309	2,276
Computer equipment	654	654
Office equipment	101	101
Total	6,177	6,144
Less: Accumulated depreciation	(5,256)	(5,109)
Property and equipment, net	$921	$1,035

Depreciation expense was $147 and $146 for the six months ended June 30, 2026 and 2025, respectively. Depreciation expense was $74 and $85 for the three months ended June 30, 2026 and 2025, respectively.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

6. Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued excise tax	$1,740	$1,928
Dividends payable	6,418	3,778
Accrued payroll	305	328
Accrued clinical trial	1,264	1,271
Accrued other	305	334
Accrued expenses	$10,032	$7,639

7. Product Warranty Liability

Changes in product warranty liability were as follows:

Warranty Liability
Balance as of December 31, 2025	$1,892
Utilization	(94)
Balance as of June 30, 2026	$1,798

The assumptions utilized in developing the liability as of June 30, 2026 include an estimated cost per unit of $6, an average sound processor / battery assembly (“Battery”) life of five years, inflationary increase of 3.8%, and an average patient life calculated based on probabilities outlined in the PRI-2012 mortality tables, published from the Society of Actuaries. Additionally, a discount rate of 5.6% was used in the calculation as of June 30, 2026.

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

During the three and six months ended June 30, 2025, the Company recognized $624 and $1,119 of interest expense in relation to the Term Loans. Included within this interest expense total, the Company recognized $108 and $187 of debt discount amortization during the three and six months ended June 30, 2025.

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

9. Common Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 400,000,000 shares of Class A Common Stock. The voting, dividend and liquidation rights of the holders of the Company’s Class A Common Stock are subject to and qualified by the rights, powers and preferences of the holders of the Series A Preferred Stock (see Note 10).

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

Outstanding Warrants

The following table summarizes the Company’s outstanding warrant activity for the six months ended June 30, 2026 (in number of warrant shares):

	Shortfall Warrants	Publicly Traded Warrants	Term Loan Warrants	September 2025 Offering Warrants	October 2025 Offering Warrants	Issued Pre-Funded Warrants	Series A Warrants & February 2026 Placement Agent Warrants
December 31, 2025	1,135,499	14,166,666	3,500,000	5,868,336	9,248,136	-	-
Issued	-	-	-	-	-	27,053,850	123,750,000
June 30, 2026	1,135,499	14,166,666	3,500,000	5,868,336	9,248,136	27,053,850	123,750,000

Forward Purchase Agreement Warrant Liability

On April 17, 2023, the Company entered into an agreement (as amended to date, the “Forward Purchase Agreement”) with Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”), Meteora Select Trading Opportunities Master, LP (“MSTO”) and Meteora Strategic Capital, LLC (“MSC” and, collectively with MSOF, MCP and MSTO, the “Sellers” or “Meteora Parties”) for an over-the-counter equity prepaid forward transaction.

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

During the three and six months ended June 30, 2026 and 2025, the Meteora Parties did not exercise any Shortfall Warrants. As of June 30, 2026, Shortfall Warrants to purchase 1,135,499 shares of Class A Common Stock remained outstanding.

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

Term Loan Warrants

During the six months ended June 30, 2025, the Company issued Term Loan Warrants to purchase 1,500,000 shares, of its Class A Common Stock to a related party (see Note 8). The Term Loan Warrants are all outstanding as of June 30, 2026 and were amended with the Voting and Extension Agreement (see Note 8).

September 2025 Offering

On September 22, 2025, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 1,908,402 shares of Class A Common Stock. The Class A Common Stock was offered at a price of $1.31 per share. As part of the September 2025 Offering, the Company issued warrants to investors to purchase 5,725,206 shares of Class A Common Stock with an exercise price of $1.31 (the “September 2025 Investor Warrants”) per share with each of the investors acquiring three warrants for every share of Class A Common Stock purchased (the “September 2025 Offering”). The closing of the September 2025 Offering occurred on September 23, 2025.

The September 2025 Investor Warrants include certain provisions that could result in a change in the settlement amount based on variables that are not inputs to a “fixed-for-fixed” model, including certain provisions around a change in control transaction. As a result, the warrants do not meet the criteria for equity classification and are accounted for as liabilities in accordance with ASC 815. The September 2025 Investor Warrants are remeasured at fair value each reporting date until exercised. Changes in the fair value of the September 2025 Investor Warrants are recognized in the loss on offering and change in fair value of private warrant liability on the Company’s statements of operations and comprehensive loss. Changes in the fair value of the September 2025 Investor Warrants resulted in a loss of $313 and a gain of $525 for the three and six months ended June 30, 2026, respectively, related to the fair value remeasurement of the September 2025 Investor Warrants.

Additional warrants were issued to the placement agent to purchase 143,130 shares of Class A Common Stock with an exercise price of $1.6375 per share (the “September 2025 Placement Agent Warrants” and collectively with the September 2025 Investor Warrants the “September 2025 Offering Warrants”). These warrants have been classified as temporary equity and reported as warrants issued to placement agent as part of the 2025 Offerings (as defined below) in mezzanine equity on the unaudited condensed consolidated balance sheets and are presented at grant date fair value on the unaudited condensed consolidated balances sheets.

The September 2025 Offering Warrants expire on November 26, 2027, which is two years following stockholder approval of the issuance of the Class A Common Stock underlying the September 2025 Offering Warrants.

October 2025 Offering

On October 7, 2025, the Company entered into purchase agreements with certain investors providing for the issuance and sale by the Company of 3,007,524 shares of Class A Common Stock. The Class A Common Stock was offered at a price of $1.33 per share. As part of the October 2025 Offering, the Company issued warrants to investors to purchase 9,022,572 shares of Class A Common Stock with an exercise price of $1.33 (the “October 2025 Investor Warrants” and collectively with the September 2025 Investor Warrants the “Investor Warrants”) per share with each of the investors acquiring three warrants for every share of Class A Common Stock purchased (the “October 2025 Offering” and collectively with the September 2025 Offering the “2025 Offerings”). The closing of the October 2025 Offering occurred on October 9, 2025.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

The October 2025 Investor Warrants include certain provisions that could result in a change in the settlement amount based on variables that are not inputs to a “fixed-for-fixed” model, including certain provisions around a change in control transaction. As a result, the warrants do not meet the criteria for equity classification and are accounted for as liabilities in accordance with ASC 815. The October 2025 Investor Warrants are remeasured at fair value each reporting date until exercised. Changes in the fair value of the October 2025 Investor Warrants are recognized in the loss on offering and change in fair value of private warrant liability on the Company’s statements of operations and comprehensive loss. Changes in the fair value of the October 2025 Investor Warrants resulted in a loss of $525 and a gain of $708 for the three and six months ended June 30, 2026, respectively, related to the fair value remeasurement of the October 2025 Investor Warrants.

Additional warrants were issued to the placement agent to purchase 225,564 shares of Class A Common Stock with an exercise price of $1.6625 per share (the “October 2025 Placement Agent Warrants” and collectively with the October 2025 Investor Warrants the “October 2025 Offering Warrants”). These warrants have been classified as temporary equity and reported as warrants issued to placement agent as part of the 2025 Offerings in mezzanine equity on the unaudited condensed consolidated balance sheets and are presented at grant date fair value on the unaudited condensed consolidated balances sheets.

The October 2025 Offering Warrants expire on December 30, 2027, which is two years after the effectiveness of the registration statement registering the resale of the October 2025 Offering Warrants.

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

The Series A-1 Warrants have an exercise price of $0.40 per share, became exercisable beginning on the effective date of stockholder approval of the issuance of the shares upon exercise of the February 2026 Offering Warrants (the “Stockholder Approval Date”) and will expire on the earlier of (i) the 24-month anniversary of the Stockholder Approval Date or (ii) 30 days following the date the Company publicly announces that it has submitted a Premarket Approval Application (“PMA”) to the FDA for the Acclaim CI. The Series A-2 Warrants have an exercise price of $0.40 per share, became exercisable beginning on the Stockholder Approval Date and will expire on the earlier of (i) the 60-month anniversary of the Stockholder Approval Date or (ii) 30 days following the date the Company publicly announces that it has received FDA approval for the Acclaim CI. Stockholder approval for the issuance of shares upon exercise of the February 2026 Offering Warrants was obtained on May 12, 2026 at the Company’s annual shareholder meeting. Should either the Series A-1 Warrants or Series A-2 Warrants be exercised for pre-funded warrants, the exercise price would be $0.3999 which is the exercise price of $0.40 per share less $0.0001 to eventually exercise the pre-funded warrants.

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

Common Stock Issued for Services

On September 3, 2025, the Company issued 109,670 shares of its Class A Common Stock to a vendor in exchange for services. The Company recognized the corresponding $133 of expense over the six-month service period based on the fair value of the stock at the time of issuance. On May 29, 2026, the Company issued 140,000 shares of its Class A Common Stock to a vendor in exchange for services. The Company is recognizing the corresponding $97 of expense over the three-month service period based on the fair value of the stock at the time of issuance.

At-The-Market Offering

On January 17, 2025, the Company entered into an ATM offering agreement (the “Sales Agreement”) to conduct an ATM equity offering program. The Company had authorized the sale, at its discretion, of Class A Common Stock in an aggregate offering amount up to $15,000 under the Sales Agreement. During the three and six months ended June 30, 2025, the Company sold 134,771 shares of its Common Stock pursuant to the ATM equity offering program. The Company received $204 of net proceeds from the ATM equity offering program during the three and six months ended June 30, 2025, respectively.

On September 22, 2025 the ATM equity offering program was suspended in connection with the September 2025 Offering and was subsequently terminated on June 24, 2026.

10. Series A Preferred Stock

As of June 30, 2026 and December 31, 2025, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 100,000,000 shares of $0.0001 par value preferred stock (“Series A Preferred Stock”), of which 10,000,000 shares have been designated as Series A Preferred Stock.

The Company has outstanding an aggregate of 4,126,667 shares of Series A Preferred Stock as of June 30, 2026 and December 31, 2025 to the following investors:

●	1,000,000 shares of Series A Preferred Stock to GAT;

●	2,126,667 shares of Series A Preferred Stock to the Sponsor (as defined below) subject to the Sponsor Support Agreement (as defined below); and

●	1,000,000 shares of Series A Preferred Stock to certain affiliates of the Sponsor.

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

Conversion Rights

Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at any time after the date of issuance into such number of shares of Class A Common Stock as determined by dividing the issuance price of the shares of Series A Preferred Stock of $10.00, by the conversion price, which was $11.50 per share as of June 30, 2026 and is adjustable for certain dilutive events.

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

Specifically, pursuant to the 2,126,667 shares of Series A Preferred Stock outstanding subject to the sponsor support and forfeiture agreement dated April 17, 2023 by and between the Company and by and between Anzu and Anzu SPAC GP I LLC (the “Sponsor”), as amended or modified from time to time (the “Sponsor Support Agreement”), any dividends arising will accrue and not require timely payment at any time when the Company has less than $10,000 of net tangible assets.

As of June 30, 2026 and December 31, 2025, the Company had accrued unpaid Regular Dividends of $3,903 and $2,628, respectively payable to the Sponsor. As of December 31, 2025, the Company did not satisfy the $10,000 net tangible asset requirement and deferred payment of dividends related to the Series A Preferred Stock held by the Sponsor. As of March 31, 2026, the net tangible asset threshold was met; however, the Company did not pay Regular Dividends for the corresponding period. Accordingly, the Company recognized an additional $79 of dividends for the quarter ended March 31, 2026. The $79 of additional dividends has been accrued on the $2,628 of previously accrued and unpaid dividends payable to the Sponsor as of December 31, 2025, calculated based on the annual dividend rate prorated for the quarter. As of June 30, 2026, the Company did not meet the net tangible asset requirement and deferred payment on dividends related to the Series A Preferred Stock held by the Sponsor. Additionally, the Company is no longer accruing for additional dividends on unpaid dividends as a result of the net tangible asset threshold.

With respect to the holders of the Series A Preferred Stock other than the Series A Preferred Stock subject to the Sponsor Support Agreement, the Company had accrued unpaid Regular Dividends of $2,334 and $1,134 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026 and December 31, 2025, an additional dividend of $102 and $16, respectively, has been accrued for the unpaid Regular Dividends owed to the holders of the Series A Preferred Stock not subject to the Sponsor Support Agreement as described above. The additional dividends will continue to accrue until the dividends are paid.

The holders of Series A Preferred Stock are also entitled to dividends or distributions (“Participating Dividends”) senior to Class A Common Stock of the Company when such dividends are declared. There were no Participating Dividends declared as of June 30, 2026.

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

11. Stock-Based Compensation

On September 27, 2023, the stockholders of the Company approved the Envoy Medical Incentive Plan as amended or modified from time to time (the “2023 Equity Incentive Plan”). As of June 30, 2026, an aggregate of 10,000,000 shares of Class A Common Stock are reserved and may be issued under the 2023 Equity Incentive Plan to employees, directors, and consultants and may be through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other awards.

As of June 30, 2026 there were options to acquire 6,039,538 shares of Class A Common Stock outstanding under the 2023 Equity Incentive Plan. The Company initially values options at fair value on the grant date. For awards with periodic vesting, the Company recognizes the related expense on a straight-line basis over the requisite service period for the entire award.

Following is a summary of the stock option awards granted during the six months ended June 30, 2026 under the 2023 Equity Incentive Plan:

	Amount	Weighted-average Exercise Price per Option	Weighted Average Grant Date Fair Value
Stock options	3,954,066	$0.62	$0.45

The Company uses the Black-Scholes option model to estimate the fair value of stock options. In applying the Black-Scholes option model, the Company used the following assumptions in the valuation of options granted in 2026:

2026
Expected volatility	81.8% - 87.5%
Expected dividend yield	-
Expected life (years)	5.8 - 6.1
Risk-free rate	3.86% - 4.29%

As of June 30, 2026, stock-based compensation related to unvested option awards of $2,426 remains unamortized, which is expected to be recognized over a weighted-average period of 3.7 years.

On June 19, 2026, the Company granted 1,000,000 restricted stock units (“RSUs”) that will vest upon official notification by the FDA that it has granted approval, including approval with conditions, for the Company’s Acclaim CI provided approval occurs on or before June 18, 2030.

The award contains a performance condition related to FDA approval as well as requires continued employment through FDA approval. Compensation expense for the RSUs is measured based on the grant-date fair value of the award and is recognized when achievement of the performance condition is deemed probable and the related service period has been rendered. If FDA approval is not achieved by June 18, 2030, the RSUs are forfeited.

As of June 30, 2026, the performance condition had not been deemed probable of achievement. Accordingly, no stock-based compensation expense had been recognized related to the RSUs.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

As of June 30, 2026, total unrecognized stock-based compensation expense related to the RSUs was $634 and will be recognized when and if the performance condition is determined to be probable of achievement. No RSUs were vested, forfeited, or canceled during the three or six months ended June 30, 2026.

12. Segment Reporting

Operating segments are identified as components of an enterprise about which discrete financial information is available for evaluation by the Chief Operating Decision Maker (“CODM”) in deciding resource allocation and assessing performance. The Company has determined that its CODM is its Chief Executive Officer.

The Company has one reportable segment: hearing. The hearing segment derives revenue from the sale of the Esteem FI-AMEI implants and replacement components to Esteem FI-AMEI implants. The Company enters into arrangements with patients to provide them with the Esteem FI-AMEI device, personal programmer devices, and Battery replacements.

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

The following table summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net revenues	$51	$78	$90	$124
Costs and operating expenses:
Cost of goods sold	278	234	591	460
Research and development	3,132	2,485	6,774	5,233
Sales and marketing	181	361	345	719
General and administrative	2,029	2,068	3,908	3,889
Total costs and operating expenses	5,620	5,148	11,618	10,301
Operating loss	(5,569)	(5,070)	(11,528)	(10,177)
Other income (expense):
Other segment items (a)	(579)	5	1,023	620
Interest expense (related party)	-	(624)	-	(1,119)
Other income (expense), net	166	(1)	172	(12)
Total other income (expense), net	(413)	(620)	1,195	(511)
Net loss	$(5,982)	$(5,690)	$(10,333)	$(10,688)

(a)	Other segment items include the change in fair value of forward purchase agreement warrant liability, loss on offering and change in fair value of private warrant liability and change in fair value of publicly traded warrant liability.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

13. Related Party Transactions

The Company had various transactions with a former member of its board of directors and a stockholder of the Company, which is considered a related party.

●	The Company leases its headquarters office space in Minnesota from a company owned by the stockholder. The lease is considered a common control leasing arrangement. The lease liability due to the stockholder was $810 and $919 as of June 30, 2026 and December 31, 2025, respectively.

●	The Company received Term Loans from GAT during 2025 that were extinguished on August 25, 2025 (see Note 9). The Company incurred related party interest expense prior to the debt extinguishment.

●	The Company has a shared services arrangement with a company that is indirectly owned by the stockholder, for certain support services used in the course of business. In relation to the shared services arrangement, the Company’s expenses are not material.

14. Commitments and Contingencies

Legal Proceedings

The Company is party to various litigation matters arising from time to time in the ordinary course of business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery. Atlas alleges that it was not allowed to redeem its shares of the Anzu Special Acquisition Corp I class A common stock and that the defendants acted to prevent Atlas’s attempt to redeem its shares. The defendants assert that Atlas did not comply with the requirements for redeeming shares set forth in the Company’s organizational documents. Atlas asserts damages in the amount of approximately $9,400, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. On March 3, 2025, the court partially granted a motion to dismiss which dismissed and reduced some of the Counts and allegations in the amended complaint, which narrowed the theories and facts at issue in this litigation. The Company is unable to predict the outcome of this legal proceeding.

The Company has business liability insurance to cover litigation costs exceeding $5,000. As of June 30, 2026 and December 31, 2025, the Company has not recorded accruals for potential losses related to any existing or pending litigation claims as the Company’s management determined that there are no matters where a potential loss is probable and reasonably estimable.

Interest Related to an Uncertain Tax Position

The Company timely remitted a tax payment to the IRS, the IRS later refunded those amounts to the Company and has asserted that interest is due retroactive to the original payment date. The Company believes that, because the IRS had possession and use of the funds for a portion of the relevant period and was not the result of a substantive tax underpayment by the Company, any interest computation should be limited to the period, if any, during which the Company had use of the refunded amounts. While the Company does not believe it is probable that interest will ultimately be owed, it is reasonably possible that the IRS could prevail. If so, the Company could be required to pay up to approximately $150 of interest related to this matter. As of June 30, 2026, the Company has not accrued for interest related to the uncertain tax position.

ENVOY MEDICAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share data)

15. Net Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(5,982)	$(5,690)	$(10,333)	$(10,688)
Less: Cumulative preferred dividends	(1,290)	(1,252)	(2,640)	(2,490)
Net loss attributable to common stockholders, basic and diluted	$(7,272)	(6,942)	$(12,973)	(13,178)

Denominator:
Weighted-average Class A Common Stock and pre-funded warrants outstanding, basic and diluted	104,039,109	21,383,852	86,584,007	21,355,388
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.32)	$(0.15)	$(0.62)

Included within weighted average shares of common stock outstanding for the three and six months ended June 30, 2026 27,053,850 shares of Class A Common Stock issuable upon the exercise of the pre-funded warrants, respectively. The pre-funded warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share (See Note 9).

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

	June 30,
	2026	2025
Stock-based compensation	7,039,538	2,164,238
Series A Preferred Stock (as converted to Class A Common Stock)	3,588,406	3,588,406
Publicly Traded Warrants	14,166,666	14,166,666
Shortfall Warrants	1,135,499	3,209,511
Term Loan Warrants	3,500,000	3,500,000
September 2025 Offering Warrants	5,868,336	-
October 2025 Offering Warrants	9,248,136	-
Series A Warrants & February 2026 Placement Agent Warrants	123,750,000	-

16. Subsequent Events

The Company has evaluated all events occurring through the date on which these unaudited condensed consolidated financial statements were issued, and during which time, nothing has occurred outside the normal course of business operations that would require disclosure.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes included elsewhere in this Quarterly Report on Form 10-Q (this “Report”), as well as the information contained in the Company’s Annual Report on Form 10-K, dated and filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2026 (the “Form 10-K”), which is accessible on the SEC’s website at www.sec.gov. Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “Envoy Medical,” “we,” “us,” “our” and other similar terms refer to Envoy Medical, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Report contains certain “forward-looking statements” within the meaning of the United States Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Report, including statements as to future results of operations and financial position, revenue and other metrics, products, business strategy and plans, objectives of management for future operations of the Company, market size and growth, competitive position and technological and market trends, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All forward-looking statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to:

●	changes in the market price of shares of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”);

●	unpredictability in the medical device industry, the regulatory process to approve medical devices, and the clinical development process of the Company’s products;

●	potential need to make design changes to our products to meet desired safety and efficacy endpoints;

●	changes in federal or state reimbursement policies that would adversely affect sales of the Company’s products;

●	introduction of other scientific advancements, including gene therapy or pharmaceuticals, that may impact the need for hearing devices such as cochlear implants or fully implanted active middle ear implants;

●	competition in the medical device industry, and the failure to introduce new products and services in a timely manner or at competitive prices to compete successfully against competitors;

●	disruptions in relationships with the Company’s suppliers, or disruptions in the Company’s own production capabilities for some of the key components and materials of its products;

●	changes in the need for capital and the availability of financing and capital to fund these needs;

●	changes in interest rates or rates of inflation;

●	changes in tariff regulations, duties and tax requirements;

●	legal, regulatory and other proceedings that could be costly and time-consuming to defend;

●	changes in applicable laws or regulations, or the application thereof on the Company;

●	a loss of any of the Company’s key intellectual property rights or failure to adequately protect intellectual property rights;

●	the Company’s ability to maintain the listing of its securities on The Nasdaq Stock Market LLC (“Nasdaq”);

●	the effects of catastrophic events, including war, terrorism and other international conflicts; and

●	other risks and uncertainties indicated in the Company’s Form 10-K, including those set forth under the section entitled “Risk Factors.”

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

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements as of June 30, 2026 and December 31, 2025, and the three and six months ended June 30, 2026 and 2025, together with the notes thereto included elsewhere in this Report. It should also be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2025 and 2024, together with related notes thereto included in the Form 10-K, which is accessible on the SEC’s website at www.sec.gov.

All dollar amounts are expressed in thousands of United States dollars (“$”), unless otherwise indicated.

Overview

We are a hearing health company focused on development of fully implanted hearing solutions and providing innovative medical technologies across the hearing loss spectrum. Our technologies are designed to shift the paradigm within the hearing industry and bring both providers and patients the hearing devices they desire. We are dedicated to pushing beyond the status quo to provide patients with improved access, usability, independence, and quality of life. We believe leveraging the ear’s natural anatomy, rather than an external or sub-dermal artificial microphone, is the ideal way for people to hear. In recent years, we have focused almost exclusively on developing the fully implanted Acclaim® cochlear implant (the “Acclaim CI”), our lead product candidate.

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

The IDE was approved as a “staged” clinical trial. The first stage allowed for enrollment of 10 study participants (“First Stage”) prior to us having to formally request FDA approval to expand enrollment to the full subject cohort of 56 patients (“Second Stage”). Once the First Stage completed their 3-month follow-up visits, we submitted this preliminary clinical data to justify study expansion into the second and final stage. The FDA agreed that this data adequately characterized device effectiveness and our expansion request to the FDA was formally approved by the FDA on October 3, 2025. We completed enrollment of all 56 patients on March 10, 2025 and all 56 patients completed their activation visits, when a patient’s device is initially turned on for the first time, by April 16, 2026. On July, 21, 2026, we announced that all 56 patients enrolled in the clinical trial have surpassed the 3-month milestone.

Each implanted study participant will be followed through their 12-month visit. After all 56 patients have been through their 12-month visits, the data will be collected and analyzed in accordance with the clinical study protocol and statistical analysis plan. Upon finalization of the results, we intend to submit a Premarket Approval (“PMA”) application to the FDA. As of June 30, 2026, the first 10 pivotal trial patients implanted at the start of 2025 have reached the 12-month follow-up evaluation point. We expect all Stage 2 participants to complete their 12-month data collection by early Q2 2027, with a PMA submission to the FDA planned to follow a few months thereafter.

The FDA will have at least 180 days to review the PMA application unless a panel review is requested. If a panel review is requested, it may add several months of additional review time to the PMA application. As a result, we currently anticipate obtaining the FDA’s decision on our PMA application at some point within the second half of 2027 assuming that no panel review is requested. If a panel review is requested, the FDA’s decision could extend to the first half of 2028.

Our PMA submission will occur as modular submissions so that completed sections can be provided to the FDA for review, rather than waiting to compile and submit the entire submission at once. We expect to submit a total of four modules, with the final module containing final clinical trial data. By utilizing the modular PMA pathway, we expect to engage with the FDA throughout the review process, allowing for earlier regulatory feedback while establishing a series of defined development milestones. On June 30, 2026, we announced the submission of the first module of our PMA application.

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

We had net losses of $5,982 and $5,690 for the three months ended June 30, 2026 and 2025, respectively, $10,333 and $10,688 for the six months ended June 2026 and 2025, respectively, and had an accumulated deficit of $326,369 and $313,396 as of June 30, 2026 and December 31, 2025, respectively. We have funded our operations to date primarily through the issuance of equity securities and debt. We expect to continue to incur net losses for the foreseeable future, and expect our research and development expenses, sales and marketing expenses, general and administrative expenses, and capital expenditures will continue to increase. In particular, we expect our expenses to increase as we continue the clinical trial forthe Acclaim CI and seek the necessary regulatory approvals for our product candidate. In addition, if and when we seek and obtain regulatory approval to commercialize the Acclaim CI in the United States, we will also incur increased expenses in connection with commercialization and marketing of such product. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials, if any, and our expenditures on other research and development activities. We anticipate that our expenses will increase significantly in connection with our ongoing activities, if and as we:

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

Our R&D expenses are currently tracked on a project basis. The majority of our R&D expenses incurred during the three and six months ended June 30, 2026 and 2025 were for the development of the Acclaim CI, including expenses for clinical trial activities and patient enrollment for the Acclaim CI pivotal clinical trial.

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

Other Income (Expense), Net

Other income (expense), net consists of interest income as well interest incurred on insurance financing loans as and other expenses.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

	Three Months Ended
	June 30,		Change in
(Dollars in thousands)	2026	2025	$	%
Net revenues	$51	$78	$(27)	(34.6)%
Costs and operating expenses:	-	-
Cost of goods sold	278	234	44	18.8%
Research and development	3,132	2,485	647	26.0%
Sales and marketing	181	361	(180)	(49.9)%
General and administrative	2,029	2,068	(39)	(1.9)%
Total costs and operating expenses	5,620	5,148	472	9.2%
Operating loss	(5,569)	(5,070)	(499)	9.8%
Other income (expense):
Change in fair value of forward purchase agreement warrant liability	23	37	(14)	(37.8)%
Loss on offering and change in fair value of private warrant liability	(838)	-	(838)	N/M
Change in fair value of publicly traded warrant liability	236	(32)	268	(837.5)%
Interest expense (related party)	-	(624)	624	(100.0)%
Other income (expense), net	166	(1)	167	N/M
Total other income (expense), net	(413)	(620)	207	(33.4)%
Net loss	$(5,982)	$(5,690)	$(292)	5.1%

N/M = Not Meaningful

Net Revenues

Net revenues decreased by $27 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. Revenue was not significant to our results of operations.

Cost of Goods Sold

Cost of goods sold increased by $44 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to higher fees paid to third parties performing work related to our products of $60 and increased scrap and materials usage of $19, partially offset by decreases in other product-related costs.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,		Change in
(Dollars in thousands)	2026	2025	$	%
R&D personnel costs	$1,546	$1,407	$139	9.9%
R&D clinical trial	567	288	279	96.9%
R&D product costs	860	538	322	59.9%
Other R&D costs	159	252	(93)	(36.9)%
Total research and development costs	$3,132	$2,485	$647	26.0%

R&D expenses increased by $647 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 reflecting the expansion to the Second Stage of the clinical trial following FDA approval in the fourth quarter of 2025. Clinical trial expenses increased by $279 as activities were primarily related to follow-up visits following completion of enrollment in the first quarter of 2026, whereas the comparable 2025 period included enrollment of the final participants of the First Stage of the clinical trial. Personnel costs increased by $139, primarily due to existing personnel needed to support the clinical trial. Product costs increased by $322, primarily due to fees incurred in connection with the submission of the first module of our PMA application to the FDA. These increases were partially offset by lower other R&D expenses.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $180 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily attributable to the reallocation of field clinical engineers to research and development activities in support of the clinical trial. During the three months ended June 30, 2025, we incurred $188 of sales and marketing expenses related to these employees, who no longer support sales and marketing activities.

General and Administrative Expenses

General and administrative expenses decreased by $39 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was primarily attributable to a $315 severance accrual related to our former Chief Financial Officer recorded during the three months ended June 30, 2025. The decrease was partially offset by higher consulting and professional service fees during the three months ended June 30, 2026.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The gain from the change in the fair value of the forward purchase agreement warrant liability was $23 for the three months ended June 30, 2026 compared to a gain of $37 for the three months ended June 30, 2025. The change in fair value during both periods was driven by changes in the probability of the applicable Exercise Price Floor being achieved for the Shortfall Warrants (as defined in Note 9 to the unaudited condensed consolidated financial statements). During both periods, our stock price remained below the applicable Exercise Price Floor. Additionally, the lower number of warrants outstanding during the 2026 period reduced the magnitude of the warrant liability.

Loss on Offering and Change in Fair Value of Private Warrant Liability

The loss from the change in fair value of the private warrant liability was $838 for the three months ended June 30, 2026. The loss resulted from the remeasurement of the Investor Warrants (as defined in Note 9 to the unaudited condensed consolidated financial statements), which were issued on September 23, 2025 and October 9, 2025. No Investor Warrants were outstanding during the three months ended June 30, 2025.

Change in Fair Value of Publicly Traded Warrant Liability

The gain from the change in the fair value of the publicly traded warrant liability was $236 for the three months ended June 30, 2026 compared to a loss of $32 for the three months ended June 30, 2025. The change was attributable to a decrease in the trading price of the Company’s publicly traded warrants during 2026, compared to an increase during 2025.

Interest Expense, Related Party

Interest expense, related party decreased by $624 for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease was due to the settlement of the Term Loans on August 25, 2025, after which no further related party interest expense was incurred.

Other Income (Expense), Net

Other income (expense), net increased by $167 for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 primarily due to higher interest income.

Comparison of the six months ended June 30, 2026 and 2025

	Six Months Ended
	June 30,		Change in
(Dollars in thousands)	2026	2025	$	%
Net revenues	$90	$124	$(34)	(27.4)%
Costs and operating expenses:	-	-
Cost of goods sold	591	460	131	28.5%
Research and development	6,774	5,233	1,541	29.4%
Sales and marketing	345	719	(374)	(52.0)%
General and administrative	3,908	3,889	19	0.5%
Total costs and operating expenses	11,618	10,301	1,317	12.8%
Operating loss	(11,528)	(10,177)	(1,351)	13.3%
Other income (expense):
Change in fair value of forward purchase agreement warrant liability	10	458	(448)	(97.8)%
Loss on offering and change in fair value of private warrant liability	1,167	-	1,167	-
Change in fair value of publicly traded warrant liability	(154)	162	(316)	(195.1)%
Interest expense (related party)	-	(1,119)	1,119	(100.0)%
Other income (expense), net	172	(12)	184	N/M
Total other income (expense), net	1,195	(511)	1,706	(333.9)%
Net loss	$(10,333)	$(10,688)	$355	(3.3)%

N/M = Not Meaningful

Net Revenues

Net revenues decreased by $34 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. Revenue was not significant to our results of operations.

Cost of Goods Sold

Cost of goods sold increased by $131 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily due to higher fees paid to third parties performing work related to our products of $93 and increased scrap and materials usage of $69, partially offset by decreases in other product-related costs.

Research and Development Expenses

The following table summarizes the components of our R&D expenses for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,		Change in
(Dollars in thousands)	2026	2025	$	%
R&D personnel costs	$3,137	$2,773	$364	13.1%
R&D clinical trial	2,168	879	1,289	146.6%
R&D product costs	1,063	1,125	(62)	(5.5)%
Other R&D costs	406	456	(50)	(11.0)%
Total research and development costs	$6,774	$5,233	$1,541	29.4%

R&D expenses increased by $1,541 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 reflecting the expansion of the clinical trial following FDA approval in the fourth quarter of 2025. Clinical trial expenses increased by $1,289 as activities were primarily related to completion of enrollment and follow-up visits, whereas the comparable 2025 period consisted of enrollment for the First Stage of the clinical trial. Personnel costs increased by $364, primarily due to existing personnel needed to support the clinical trial. These increases were partially offset by lower product costs of $62 and lower other R&D expenses of $50, neither of which was individually significant.

Sales and Marketing Expenses

Sales and marketing expenses decreased by $374 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was primarily due to the reallocation of field clinical engineers to research and development activities in support of the clinical trial. During the six months ended June 30, 2025, we incurred $335 of sales and marketing expenses related to these employees, who no longer support sales and marketing activities.

General and Administrative Expenses

General and administrative expenses increased by $19 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase reflects higher consulting and professional service fees, largely offset by a $315 severance accrual related to our former Chief Financial Officer recorded during the six months ended June 30, 2025.

Change in Fair Value of Forward Purchase Agreement Warrant Liability

The gain from the change in the fair value of the forward purchase agreement warrant liability was $10 for the six months ended June 30, 2026 compared to a gain of $458 for the six months ended June 30, 2025. The change in fair value during both periods was driven by the changes in the probability of the applicable Exercise Price Floor being achieved for the Shortfall Warrants (as defined in Note 9 to the unaudited condensed consolidated financial statements). During both periods, our stock price remained below the applicable Exercise Price Floor. Additionally, the lower number of warrants outstanding during the 2026 period reduced the magnitude of the warrant liability.

Loss on Offering and Change in Fair Value of Private Warrant Liability

The gain from the change in fair value of the private warrant liability was $1,167 for the six months ended June 30, 2026. The gain resulted from the remeasurement of the Investor Warrants (as defined in Note 9 to the unaudited condensed consolidated financial statements), which were issued on September 23, 2025 and October 9, 2025. No Investor Warrants were outstanding during the six months ended June 30, 2025.

Change in Fair Value of Publicly Traded Warrant Liability

The loss from the change in the fair value of the publicly traded warrant liability was $154 for the six months ended June 30, 2026 compared to a gain of $162 for the six months ended June 30, 2025. The change was attributable to an increase in the publicly traded warrants price during the 2026 period, compared to a decrease during the 2025 period.

Interest Expense (Related Party)

Interest expense (related party) decreased by $1,119 for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease was due to the settlement of the Term Loans on August 25, 2025, after which no further related party interest expense was incurred.

Other Income (Expense), Net

Other income (expense), net increased by $184 for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher interest income.

Liquidity and Capital Resources

Since inception, we have incurred significant operating losses. We expect to continue to incur significant expenses and operating losses for the foreseeable future as we advance the clinical development of our products and fund the process of clinical FDA trials. We have funded our operations to date primarily with proceeds from issuing equity securities, term loans, convertible notes and proceeds from a 2023 business combination. As of June 30, 2026 and December 31, 2025 we had $19,679 and $3,739 of cash, respectively.

We proactively manage our access to capital to support liquidity and continued growth. Our sources of capital include issuances of our Class A Common Stock, Series A Preferred Stock, warrants, convertible debt, term debt and other financing agreements such as the Forward Purchase Agreement and proceeds from the sales of the Esteem FI-AMEI implants and replacement components.

We may seek to raise any necessary additional capital through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There can be no assurance that we will be successful in acquiring additional funding at levels sufficient to fund our operations or on terms favorable to us. Based on our cash position as of June 30, 2026, and assuming there is no additional funding through the exercise of any outstanding warrants and no material change to our operating expenses, we expect to have sufficient funds for our operations through the first quarter of 2027. Proceeds from the exercise of any outstanding warrants or other sources will provide us with funding beyond this timeframe. We have based our estimates as to how long we expect we will be able to fund our operations on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, in which case we would be required to obtain additional financing sooner than currently projected, which may not be available to us on acceptable terms, or at all. If we are unable to raise sufficient financing when needed or events or circumstances occur such that we do not meet our strategic plans, we may be required to reduce certain discretionary spending, be unable to develop new or enhanced production methods, or be unable to fund capital expenditures, which could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. These matters raise substantial doubt about our ability to continue as a going concern. To the extent that we raise additional capital through additional collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our Acclaim CI, future revenue streams, research programs or to grant licenses on terms that may not be favorable to us. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of the Form 10-K titled “Risk Factors – Risks Relating to Our Business and Operations.”

Cash Flows

The following table presents a summary of our cash flow for the periods indicated:

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(11,517)	$(8,185)
Investing activities	(6)	(7)
Financing activities	27,465	7,992
Effect of exchange rate changes on cash	(2)	4
Net increase (decrease) in cash	$15,940	$(196)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $11,517, primarily reflecting a net loss of $10,333 and $1,437 of cash outflows from changes in operating assets and liabilities. Non-cash expenses totaled $253.

The $1,437 of cash outflows from net changes in the levels of operating assets and liabilities was primarily due to a decrease of $912 in accounts payable and a decrease in accrued expenses of $247, primarily related to the clinical trial, as well as other changes in operating assets and liabilities resulting from the timing of cash receipts and disbursements. We will continue to evaluate our capital requirements for both short-term and long-term liquidity needs, which could be affected by various risks and uncertainties, including, but not limited to, the effects of the current inflationary environment, rising interest rates, and other risks detailed in our Form 10-K detailed in the section titled “Risk Factors.”

Net cash used in operating activities for the six months ended June 30, 2025 was $8,185. This use of cash was primarily driven by a net loss of $10,688, partially offset by $999 of cash inflows from changes in operating assets and liabilities. Non-cash expenses totaled $1,504.

The $999 of cash inflows from net changes in the levels of operating assets and liabilities was primarily due to a $760 decrease of in other receivable due to the receipt of an income tax refund, an increase to a severance accrual of $315, as well as other changes in operating assets and liabilities resulting from the timing of cash receipts and disbursements.

Cash Flows Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $6 and consisted of purchases of production equipment.

Net cash used in investing activities for the six months ended June 30, 2025 was $7 and consisted of purchases of computer equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $27,465 and was primarily due to net proceeds of $27,782 from the issuance of securities in the February 2026 Offering (as defined in Note 9 of the unaudited condensed consolidated financial statements), partially offset by payments made on insurance financing loans of $421.

Net cash provided by financing activities for the six months ended June 30, 2025 was $7,992 and was primarily due to proceeds from the issuance of Term Loans in the amount of $10,000, proceeds from the ATM of $204 (as defined in Note 9 of the unaudited condensed consolidated financial statements), and proceeds from the employee stock purchase plan of $77, partially offset by dividends paid to preferred stockholders in the amount of $1,820 and payments made on insurance financing loans of $469.

Contractual Obligations and Commitments

Our principal commitments consist of our operating leases for office space and a litigation matter arising from the Company’s Business Combination. Information on our open litigation matter is included in Note 14, “Commitments and Contingencies” of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under the rules and regulations of the SEC.

Related Party Arrangements

Our related party arrangements historically consist of receiving term loan financings which have been extinguished, leasing our headquarters office space, and contracting for IT services from a stockholder. For further information on the related party arrangements, refer to Note 8, “Debt (Related Party) and Interest Expense (Related Party)” and Note 13, “Related Party Transactions”, of the accompanying unaudited condensed consolidated financial statements included elsewhere in this Report.

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

Fair Value Measurements

We determine the fair value of financial assets and liabilities using the fair value hierarchy established in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The hierarchy describes three levels of inputs that may be used to measure fair value, as follows:

●	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets and liabilities.

●	Level 2 - Observable inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Management uses valuation techniques in measuring the fair value of financial instruments, where active market quotes are not available.

The following table summarizes the activity for our Level 3 instruments measured at fair value on a recurring basis:

Forward Purchase Agreement Warrant Liability
Balance as of December 31, 2025	$24
Change in fair value	(10)
Balance as of June 30, 2026	$14

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

With respect to accounts receivable, we perform credit evaluations of our customers and do not require collateral. There have been no material losses on accounts receivable. There were no customers that accounted for 10% or more of sales for the three or six months ended June 30, 2026 and 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in the Company’s internal control over financial reporting described below.

Notwithstanding the conclusion by our Chief Executive Officer and Interim Chief Financial Officer that our disclosure controls and procedures as of June 30, 2026 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the unaudited condensed consolidated financial statements and related financial information included in this Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Material Weaknesses in Internal Control Over Financial Reporting

Management concluded the following material weaknesses existed as of June 30, 2026:

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

The Company is working with a third-party service provider and is in the process of conducting a formal risk assessment and implementation of a plan to remediate these material weaknesses. These remediation measures are ongoing and include the following steps:

●	designing, documenting and implementing formal accounting policies and procedures, and corresponding processes and controls over significant accounts and disclosure;

●	designing, documenting, and implementing security management and change management policies and controls over information technology systems, including adjusting user access levels and implementing external logging on activity and periodic review of such logs; and

●	engaging an accounting advisory firm to assist with the documentation, evaluation, remediation and testing of the Company’s internal control over financial reporting based on the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company intends to implement these remediation measures during the year ending December 31, 2026.

Changes in Internal Control Over Financial Reporting

 There was no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions in the ordinary course of business. Except as described below, we are not currently involved in any material legal proceedings outside the ordinary course of our business.

On November 14, 2023, the Company, Whitney Haring-Smith (the former chief executive officer and a former director of the Company), Daniel Hirsch (the former chief financial officer of the Company), and Anzu SPAC GP I LLC were named as defendants in a complaint filed by Atlas Merchant Capital SPAC Fund I LP (“Atlas”) in the Delaware Court of Chancery. Atlas alleges that it was not allowed to redeem its shares of the Anzu Special Acquisition Corp I class A common stock and that defendants acted to prevent Atlas’s attempt to redeem its shares. Defendants assert that Atlas did not comply with the requirements for redeeming shares set forth in the Company’s organizational documents. Atlas asserts damages in the amount of approximately $9.4 million, pre- and post-judgment interest, costs, and reasonable attorneys’ fees. The Company has standard indemnification obligations to Dr. Haring-Smith and Mr. Hirsch. The Company believes that the lawsuit is meritless and has been defending this matter vigorously. On March 3, 2025, the court partially granted a motion to dismiss which dismissed and reduced some of the counts and allegations in the amended complaint, which narrowed the theories and facts at issue in this litigation. The Company is unable to predict the outcome of this legal proceeding.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchase of Equity Securities

During the fiscal quarter ended June 30, 2026, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K, except as follow:

On May 29, 2026, we issued 140,000 shares of Common Stock to a public relations firm in exchange for services to be provided by the firm. The shares of Common Stock were issued in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Schedule/ Form	File No.	Exhibit	Filing Date
2.1 (+)	Business Combination Agreement, dated as of April 17, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	8-K	001-40133	2.1	April 18, 2023
2.2	Amendment No. 1 to the Business Combination Agreement, dated May 12, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4	333-271920	2.2	May 15, 2023
2.3	Amendment No. 2 to the Business Combination Agreement, dated August 31, 2023, by and among Anzu Special Acquisition Corp I, Envoy Merger Sub, Inc. and Envoy Medical Corporation.	S-4/A	333-271920	2.3	September 1, 2023
3.1	Second Amended and Restated Certificate of Incorporation of the Company.	8-K	001-40133	3.1	October 5, 2023
3.2	Amended and Restated Bylaws of the Company.	8-K	001-40133	3.2	October 5, 2023
3.3	Certificate of Designation of Series A Preferred Stock of the Company.	8-K	001-40133	3.3	October 5, 2023
4.1	Warrant Agreement, dated March 1, 2021, between Anzu Special Acquisition Corp I and Equiniti Trust Company, LLC (formerly known as American Stock Transfer & Trust Company, LLC), as Warrant Agent.	8-K	001-40133	10.1	March 4, 2021
4.2	Form of Shortfall Warrant.	S-1/A	333-276590	4.2	February 15, 2024
4.3	Description of Securities.	10-K	001-40133	4.3	April 1, 2024
4.4	Form of Private Warrant	10-K	001-0133	4.4	March 31, 2025
4.5	Form of September Private Placement Warrant	8-K	001-0133	4.1	September 23, 2025
4.6	Form of September Placement Agent Warrant	8-K	001-0133	4.2	September 23, 2025
4.7	Form of October Private Placement Warrant	8-K	001-40133	4.1	October 9, 2025
4.8	Form of October Placement Agent Warrant	8-K	001-40133	4.2	October 9, 2025
4.9	Form of Pre-Funded Warrant	S-1/A	333-292260	4.9	February 6, 2026
4.10	Form of Series A-1 Warrant	S-1/A	333-292260	4.10	February 6, 2026
4.11	Form of Series A-2 Warrant	S-1/A	333-292260	4.11	February 6, 2026
4.12	Form of February 2026 Placement Agent Warrant	S-1/A	333-292260	4.12	February 6, 2026
10.1	Amendment No. 1 to Envoy Medical Inc. Amended and Restated 2023 Equity Incentive Plan.	8-K	001-40133	10.1	May 18, 2026
10.2	Amendment No. 1 to Envoy Medical Inc. Employee Stock Purchase Plan.	8-K	001-40133	10.2	May 18, 2026
10.3 (*)	Form of RSU Award the Envoy Medical Inc. Amended and Restated 2023 Equity Incentive Plan.
31.1 (*)	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2 (*)	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 (**)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 (**)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Unaudited Condensed Balance Sheets; (ii) Unaudited Condensed Statements of Operations; (iii) Unaudited Condensed Statements of Changes in Stockholders’ Equity; (iv) Unaudited Condensed Statements of Cash Flows; and (v) Notes to Unaudited Condensed Financial Statements.
104(#)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(*)	Filed herewith.

(**)	Furnished herewith.

(+)	Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(10)(iv), as applicable, of Regulation S-K. The registrant agrees to furnish supplemental copies of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

PART III - SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVOY MEDICAL, INC.

August 10, 2026	/s/ Brent T. Lucas
	Name:	Brent T. Lucas
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 10, 2026	/s/ Robert Potashnick
	Name:	Robert Potashnick
	Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)